Form 10-K
period 1993-11-30
INDUSTRIAL FUNDING CORP
filed 1994-02-23
CIK 857067

                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               ________________
                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1993

                          Commission File No. 0-18071
                               ________________
                           INDUSTRIAL FUNDING CORP.
            (Exact name of registrant as specified in its charter)

              Oregon                               93-1013278
  (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)             Identification Number)


                               2121 S.W. Broadway
                                   Suite 100
                            Portland, Oregon 97201
         (Address of principal executive offices, including zip code)

                                 (503)228-2111
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes /X/ No / /

The aggregate market value of the voting stock held by non-affiliates of the Registrant at February 14, 1994 was $3,046,875.
                                                 Outstanding at
              Class                            February 14, 1994
              -----                            -----------------

    Class A, Without Par Value                  1,875,000 shares
    Class B, Without Par Value                  5,625,000 shares

          (The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

The Index to Exhibits appears on Page 29.

Part III is incorporated by reference from the Annual Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held in 1994.

                                TABLE OF CONTENTS


PART I

    Item 1.    Business - General . . . . . . . . . . . . . . . . . . . .  3
               Nonperforming Portfolio  . . . . . . . . . . . . . . . . .  4
               Investment Activities  . . . . . . . . . . . . . . . . . .  5
               Financing  . . . . . . . . . . . . . . . . . . . . . . . .  5
               Competition  . . . . . . . . . . . . . . . . . . . . . . .  5
               Employees  . . . . . . . . . . . . . . . . . . . . . . . .  5
               Management Information Systems . . . . . . . . . . . . . .  5
               Historical Business Discussion   . . . . . . . . . . . . .  5
    Item 2.    Properties . . . . . . . . . . . . . . . . . . . . . . . .  6
    Item 3.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . .  6
    Item 4.    Submission of Matters to a Vote of Security Holders  . . .  7
    Item 4.1.  Executive Officers of Registrant . . . . . . . . . . . . .  8

PART II

    Item 5.    Market for the Registrant's Common Equity and Related
               Shareholder Matters  . . . . . . . . . . . . . . . . . . .  8
    Item 6.    Selected Financial Data  . . . . . . . . . . . . . . . . .  9
    Item 7.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations  . . . . . . . . . . . . . . . .  9
    Item 8.    Financial Statements   . . . . . . . . . . . . . . . . . . 13
    Item 9.    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure  . . . . . . . . . .   28

PART III

    Item 10.   Directors and Executive Officers of the Registrant . . .   28
    Item 11.   Executive Compensation . . . . . . . . . . . . . . . . .   28
    Item 12.   Security Ownership of Certain Beneficial Owners
               and Management . . . . . . . . . . . . . . . . . . . . .   28
    Item 13.   Certain Relationships and Related Transactions . . . . .   28

PART IV
    Item 14.   Exhibits, Financial Statement Schedules and Reports
               on Form 8-K  . . . . . . . . . . . . . . . . . . . . . .   29

                                     PART I


ITEM 1.  BUSINESS.

GENERAL

     Industrial Funding Corp. ("Industrial" or the "Company"), an Oregon corporation organized in October 1989, services a nonperforming lease portfolio through asset collection and disposition activities through its operating subsidiary, Industrial Leasing Corporation ("Industrial Leasing"). In addition to collection activities, Industrial also manages an investment portfolio and current legal proceedings pending against the Company. The change in Industrial's business activities is the result of the sale of substantially all of the Company's assets in May 1993. The sale significantly changed the operations and business focus of the Company from its previous historical activities.

     In 1990 and 1991, the Company experienced a significant increase in the level of its over 30 days past due small-ticket lease receivables, resulting in operating losses during those years. The level of operating losses caused the Company to be in violation of certain financial covenants contained in the Company's credit agreements. The Company was required to restructure its entire indebtedness under the terms of a Restructuring Agreement among the Company and its senior and subordinated lenders effective on February 24, 1992.

     The constraints imposed under the Restructuring Agreement severely impacted the Company's operations, potential profitability, strategic opportunities and the potential return to shareholders. The Company investigated various alternatives which included a run-off of the lease portfolios and liquidation, and a sale of the Company or its assets. After extensive negotiation, on December 11, 1992, the Company entered into a definitive Agreement of Purchase and Sale of Assets with ILC Acquisition Corp., (the "Purchaser") providing for the sale of substantially all of the Company's assets (the "Asset Sale"), and the Asset Sale was approved by the Company's shareholders on May 17, 1993. A detailed discussion of the Asset Sale is contained in the Company's May 17, 1993 Proxy Statement.

     On May 27, 1993, the Company completed the Asset Sale. Assets sold as a result of the Asset Sale included the active lease portfolio valued at $83.8 million, cash and restricted cash of $15.6 million, and certain other assets valued at $3.1 million. In consideration for the assets, Industrial received $20.2 million in cash, a Purchase Note (the "Purchase Note") in the preliminary principal amount of $19.6 million, payment by the Purchaser of Industrial's remaining senior and subordinated debt in the amount of $61.5 million and the assumption by ILC Acquisition Corp. of certain other liabilities valued at $1.2 million.

     The final value of the Purchase Note was adjusted to $19.0 million, effective September 22, 1993, which reflected adjustments resulting from an audit of the Company's closing balance sheet. The Purchase Note has a three-year term with semi-annual principal and interest payments payable each May 27 and November 27. The interest rate on the Purchase Note is 6 percent per annum. The Purchase Note also supports representations and warranties made by Industrial in connection with the sale. If an indemnification obligation arises as a result of the Asset Sale, the Purchaser has the right to offset such
obligation under the Purchase Note.   On November 29, 1993, the Company received
$3.7 million of principal and interest obligations pursuant to the terms of the Purchase Note from the Purchaser.

     Prior to the Asset Sale, the Company provided small-ticket capital equipment lease financing to smaller businesses. Industrial's lease portfolio was widely diversified as to equipment type, lessee and location. The small-ticket leasing market is generally defined as leases covering capital equipment with original equipment cost of up to $250,000 and with three to five year terms. Industrial also owned and managed a "mid-ticket" equipment leasing portfolio. Effective April 1989, the Company ceased originating mid-ticket leases. Prior to the Asset Sale, Industrial originated leases principally through four sales offices located on the West Coast of the United States. These offices were all closed prior to the Asset Sale.

     As of November 30, 1993, the total assets of the Company were comprised of the following: (i) $7.4 million in cash; (ii) $18.3 million in short-term investments; (iii) $15.9 million Purchase Note; and (iv) $3.1 million in nonperforming and other assets. In addition, at the end of the same period, pursuant to the indemnification obligation as a result of the Asset Sale, the Company had received an indemnification claim from the Purchaser in the amount of approximately $39,500. The Company has disputed this amount and has requested arbitration in order to resolve the dispute.

     In September 1993, the Company's Board of Directors initiated a review of strategic alternatives that may be available to the Company as a result of the Asset Sale. The Board's review will include consideration of various options, including but not limited to the adoption of a plan of liquidation.

     The Company maintains a staff of 15 employees and expects that staffing levels will decline as the level of nonperforming assets decreases. It is anticipated that expenses associated with the defense of the securities litigation will continue to range from $1.5 million to $2.0 million per annum. Since revenue items will only consist of income generated by the available cash balance and the Purchase Note, the Company anticipates that expenses will exceed income and a loss from operations will result until the litigation against the Company is resolved.


NONPERFORMING PORTFOLIO

     The Company had a write-off policy whereby those leases that were either seriously delinquent or otherwise impaired were written down to their net realizable value. The revised value was reflected as nonperforming assets on the Company's balance sheet. The nonperforming assets were specifically excluded from the Asset Sale. The Company continues to carry its nonperforming portfolio at its net realizable value.

     As of May 31, 1993, the fiscal quarter end immediately following the Asset Sale, the aggregate value of the nonperforming assets, as reflected on the financial statements of the Company, was $5.7 million. As assets written down to their net realizable value cannot be written up, the Company applies all cash proceeds received to reduce the aggregate book value of the nonperforming assets. During the first six months after the closing of the Asset Sale, the Company, through the application of cash recoveries, reduced the book value of the nonperforming assets to $3.0 million as of November 30, 1993, a reduction of approximately 47 percent.

     The Company will continue its collection efforts so long as the performance is deemed by management to be cost effective. If the ultimate recovery of cash is less than the book value of the nonperforming assets, a loss will occur. If the collection efforts result in recovery of the entire book value, any additional recoveries will be recorded as a gain. The Company is unable to predict with certainty whether its recovery efforts will result in a gain or loss.


INVESTMENT ACTIVITIES

     At the closing of the Asset Sale, the Company received cash proceeds of $20.2 million. The Company invested these funds in a combination of short-term and mid-term government securities, either directly, through investment in government security bond funds, or through financial advisors. The Company accounts for these funds at the lower of cost or current market value.


FINANCING

     As a result of the Asset Sale, all of the senior and subordinated long-term debt in the amount of $61.5 million as of May 27, 1993, was repaid. The Company currently has no available short-term or long-term debt facilities.


COMPETITION

     Due to the change in the nature of the Company's business, Industrial no longer competes in providing financial services.


EMPLOYEES

     The Company had 15 employees at November 30, 1993, who were primarily engaged in collection activities. In addition to the collection and equipment remarketing staff, the Company employs two accounting personnel and a company manager. The Company believes that its relationship with its employees is excellent.


MANAGEMENT INFORMATION SYSTEMS

     Industrial maintains accounting records through a personal computer based general ledger software system. The Company has also contracted with Parrish Financial Servicing Company, L.P. to provide specific software and database services associated with the management of the nonperforming portfolio. This contractual arrangement, which commenced May 26, 1993, is for an initial term of twelve months.


HISTORICAL BUSINESS DISCUSSION

     For detailed information regarding historical activities of the Company, see Industrial's Annual Report on Form 10-K for the period ended November 30, 1992.

ITEM 2.  PROPERTIES.

     The Company's office is located in a leased facility in Portland, Oregon comprising a total of approximately 6,000 square feet. The Company's lease has a two-year term expiring May 27, 1995. Prior to May 27, 1993, the Company leased 52,500 square feet under the terms of a master lease with an expiration of August 31, 2000. On May 27, 1993, this master lease was terminated by the Company in exchange for a payment in the amount of $800,000. This termination of the master lease closed simultaneously with the completion of the Asset Sale. During the first five months of the fiscal year ended November 30, 1993, the Company terminated all leases associated with its former sales offices located in Washington and California.


ITEM 3.  LEGAL PROCEEDINGS.

     There is litigation pending against the Company, Industrial Leasing, the Company's previous majority shareholder First City and certain of its former affiliates and subsidiaries, certain directors, certain former directors and officers, its independent auditor, and the underwriters of the December 8, 1989, initial public offering. The class action lawsuits, WADE ET. AL. V. INDUSTRIAL ET. AL., filed January 1992, and a related case BOWER ET. AL. V. BELZBERG ET. AL., filed February 1992, allege violations of federal securities law. The WADE lawsuit also alleges violations under California state law. These lawsuits were filed in the United States District Court for the Northern District of California, and allege that plaintiffs were damaged as a result of alleged misstatements and omissions in documents disseminated in connection with the initial public offering and in subsequent communications and public filings by the Company, through February 1991. The Company has retained legal counsel to defend against these actions. The lawsuits are in the early stages of discovery, and therefore management is unable to determine their probable impact. However, as the plaintiffs allege damages of approximately $22.5 million, the lawsuits could have a material effect on results of operations and financial condition of the Company, if adversely determined.

     As a result of the sale of substantially all of Industrial Leasing's assets on May 27, 1993, plaintiffs moved the court for a preliminary injunction restraining the Company from withdrawing, transferring, pledging or disposing of any funds or assets received in connection with the Asset Sale, and further moved the court to supervise the transfer of any such assets. The court denied plaintiffs' injunction motions. In so doing, the court stated that plaintiffs were likely to prevail on their Section 11 claims and that, in the absence of the requested injunction, there was a possibility plaintiffs would be irreparably harmed. The preliminary findings of the court, however, will not control the ultimate determination of liability in connection with the plaintiffs' Section 11 claim. Subsequently, plaintiffs filed an appeal with the Ninth Circuit Court of Appeals. It is not known when the Court of Appeals will review the appeal.

     On October 6, 1993, the trial judge ordered the WADE and BOWER cases to a settlement magistrate, in an attempt to facilitate a settlement of the securities litigation. A settlement conference was held on January 6, 1994, before the magistrate, with the parties and their counsel. Another settlement conference is scheduled before the magistrate on April 5, 1994. There can be no assurance, however, that the securities litigation will be resolved by a settlement between the parties.

     On December 14, 1993, the court certified the WADE lawsuit as a class action.

     The court has ordered a jury trial of the WADE action to begin in September, 1994.

     The Company has filed a lawsuit against two insurance carriers, demanding coverage against American Home under a directors and officers liability policy in the amount of approximately $5 million (Canadian), and against Continental Insurance under a general liability policy and umbrella policy of approximately $4 million (Canadian) and $16 million (Canadian), respectively. American Home and Continental have each filed answers denying liability. Continental has also filed a counterclaim against the Company, demanding reimbursement of the attorney fees and costs it advanced to the Company in connection with the defense of the securities class action lawsuits under a reservation of rights. As of September 30, 1993, Continental has advanced the Company attorney fees and costs in the amount of $560,667, which represents approximately 17 percent of the legal costs incurred to date by the Company in defense of the class action lawsuit.

     In January 1993, Alex. Brown & Sons and Piper Jaffray, Inc., the underwriters of the Company's initial public offering, filed an action against the Company, demanding that the Company pay the underwriters' attorney fees and costs associated with their defense of the securities litigation, in accordance with the Underwriting Agreement entered into by the Company. The court has granted the underwriterers' motion for summary judgment, on July 9, 1993, and ordered the Company to pay the underwriters' costs and legal fees as they are incurred. The Company has filed an appeal with the Ninth Circuit Court of Appeals. The Company has been advised that as of November 30, 1993, the total amount of expenses incurred by the underwriters was approximately $357,000.

     The Company is also a defendant in various lawsuits resulting from normal business activity. In the opinion of management, the disposition of all other such litigation currently pending will not have a material effect on the financial position or results of operation of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On May 17, 1993, the Company held its annual meeting and the shareholders of the Company approved the following proposals: (i) the sale of substantially all of the operating assets of Industrial Leasing pursuant to the Asset Sale between ILC Acquisition Corp. and Industrial Leasing; (ii) the election of Messrs. Alan R. Hibben, Brent S. Belzberg, Richard L. Doege, John J. Estok, and
K. Peter Zech to the Board of Directors; and (iii) the selection of Deloitte & Touche as the Company's independent certified public accountants. The table below shows the results of the shareholder voting:


                                                    For        Against        Abstain
                                                    ---        -------        -------
I)   Approval of the Asset Sale              56,255,350      1,869,650 (1)          0

II)  Election of Directors
       Brent S. Belzberg                     56,255,350              0              0
       Richard L. Doege                      56,255,350              0              0
       John J. Estok                         56,255,350              0              0
       Alan R. Hibben                        56,255,350              0              0
       K. Peter Zech                         56,255,350              0              0

III) Approval of Independent Accountants     56,255,350              0              0


(1)  Under Oregon law, a nonvote is considered a vote against a proposal.


ITEM 4.1.  EXECUTIVE OFFICERS OF THE REGISTRANT.

     The name, age and current office of the executive officer of Industrial, who is to serve until the next annual meeting of the Board of Directors or his early resignation, are set forth below. Also indicated is the date when such person commenced serving as an executive officer of Industrial.


                      Officer
Name             Age    Since   Position with the Company
- - - ----             ---    -----   -------------------------
John J. Estok     44     1991   President, Chief Executive Officer, Director


                                     PART II


ITEM 5. MARKET PRICE AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     Industrial's Class A Common Stock is traded in the over-the-counter market and reported on Nasdaq under the ticker symbol "IFDCA." On December 6, 1993, the Company was informed by the National Association of Securities Dealers, that pursuant to its bylaws, the Company did not meet the requirements to continue inclusion under the Nasdaq National Market due to its failure to maintain a sustained bid price of $1 per share during the preceding 6 month period. On December 22, 1993, at the Company's request, the Company was removed from the National Market, and hereafter will be included in the Nasdaq Small Capitalization Market.

     The Company has never paid dividends on its outstanding common or preferred stock and does not expect to pay cash dividends on its outstanding common stock. As of November 30, 1993, the accumulated but undeclared dividends with respect to the preferred stock were $5.2 million. The Company intends to redeem its preferred stock as soon as the litigation is resolved, assuming funds are then available.

     On November 30, 1993, there were approximately 112 holders of record of the Class A Common Stock of Industrial.


CLASS A COMMON STOCK INFORMATION


For the Quarterly                     High             Low
Period Ended                   Sales Price     Sales Price
- - - ------------                   -----------     -----------
November 30, 1993                   $1.000          $0.750
August 31, 1993                      1.000           0.750
May 31, 1993                         1.125           0.875
February 28, 1993                    1.375           1.125
November 30, 1992                   $1.375          $0.875
August 31, 1992                      1.375           1.000
May 31, 1992                         1.430           1.125
February 28, 1992                    1.438           0.750


ITEM 6.   SELECTED FINANCIAL DATA.


                                                                      Years Ended November 30,
                                                -------------------------------------------------------------------
(DOLLARS IN THOUSANDS,
EXCEPT PER SHARE AMOUNTS)                          1993           1992           1991           1990           1989
                                                   ----           ----           ----           ----           ----
INCOME STATEMENT DATA:
Total revenue                                   $10,323        $27,519        $40,221        $51,408        $38,235
Income (loss) before
  income taxes (benefit)                         (1,336)       (14,084) (1)   (34,381) (2)    (7,548) (2)     6,289
Net income (loss)                                 1,299         (6,140)       (21,144)        (4,348)         5,003
Net income (loss) per share                       (0.08)         (1.07)         (3.00)         (0.58)          0.89
Cash dividends per common share                    0.00           0.00           0.00           0.00           0.00
Weighted average common
  shares outstanding                          7,500,000      7,500,000      7,500,000      7,458,000      5,625,000

BALANCE SHEET DATA:
Total assets                                    $44,595        $47,065 (3)   $266,455       $364,079       $311,342
Long-term debt                                        0              0 (4)    205,062        176,934        148,504
Book value per common share                        3.38           3.46           4.54           7.54           7.20
Redeemable preferred stock (5)                   18,604         16,694         14,784              0              0
Common shareholders' equity                      25,372         25,983         34,033         56,530         40,497

CASH FLOW DATA:
Lease Volume:
  Small-ticket                                   $2,773        $10,745        $22,112       $161,409       $145,339
  Mid-ticket                                          0              0              0              0         15,497
                                              ---------     ----------     ----------     ----------     ----------

     Total lease volume                          $2,773        $10,745        $22,112       $161,409       $160,836
                                              ---------     ----------     ----------     ----------     ----------
                                              ---------     ----------     ----------     ----------     ----------


(1) In the fourth quarter of 1992, the Company reflected the sale of substantially all of the assets of its wholly-owned subsidiary, Industrial Leasing Corporation, and recorded a loss on sale of assets of $17.3 million.

(2) The Company continued to experience an increase in the level of delinquencies in its small-ticket lease portfolio. Accordingly, a provision for credit loss expense of $39.9 million and $19.1 million was recorded in 1991 and 1990, respectively, to adjust the allowance for credit loss to a level management considered adequate at November 30, 1991 and 1990.

(3) In contemplation of the Asset Sale, $107.9 of liabilities at November 30, 1992 were reclassified to net assets held for sale. Total assets would have been $155.0 million.

(4) $105.8 of long-term debt was reclassified to net assets held for sale at November 30, 1992.

(5) The redeemable preferred stock is held by IFC Holdings Inc., a majority shareholder of the Company.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following is a discussion of the Company's financial condition and results of operations. This discussion should be read in conjunction with the audited financial statements appearing under Item 8 herein.

     Subsequent to the Asset Sale, the Company has managed the collection of its remaining assets, has invested the financial assets at market rates, and has managed legal proceedings currently pending against the Company. The Company intends to redeem its preferred stock as soon as the litigation is resolved, assuming funds are then available.

     In September 1993, the Company's Board of Directors initiated a review of strategic alternatives that may be available to the Company as a result of the Asset Sale. The Board will consider various options, including, but not limited to, the adoption of a plan of liquidation.

RESULTS OF OPERATIONS

FISCAL 1993 COMPARED TO FISCAL 1992

     As a result of the Asset Sale on May 27, 1993, management believes performance and results of operations are not comparable with the results achieved during the preceding fiscal year. Revenue for the period of May
28, 1993 through November 30, 1993 consisted primarily of earnings on investments and interest earned on the Purchase Note. Net selling, general and administrative expenses for the same period consisted primarily of payroll and collection costs and costs to defend the securities litigation.

     Total revenue, which consisted of net lease revenue, gain on sale of equipment and other income prior to the completion of the Asset Sale on May 27, 1993, in addition to interest and investment income after that date, was $10.3 million in 1993, compared to $27.5 million a year earlier.

     Total expenses for fiscal 1993 were $11.6 million as compared to $41.6 million a year earlier. Since all of the Company's senior and subordinated debt was retired at the close of the Asset Sale, the Company had no interest expense after May 27, 1993. Total expenses included a loss on sale for the period ended November 30, 1993, of $1.3 million, as compared to $17.3 million for fiscal 1992. Loss on sale expenses reflected additional closing costs and the adjustment made to the Purchase Note as a result of the completion of the closing date balance sheet.

     The Asset Sale resulted in a loss for tax purposes. Furthermore, the Company determined that it had adequate net operating loss carryforwards and other deductions such that no income tax liability would result. Consequently, the Company eliminated $2.7 million in deferred tax obligations associated with the assets sold, and therefore reported net income for the fiscal year ended November 30, 1993 of $1.3 million compared to a loss of $6.1 million a year earlier. After accretion for dividend obligations associated with the Preferred Stock, the Company reported a loss per common share of $0.08 for the period ended November 30, 1993, compared to a loss of $1.07 per share a year earlier.


FISCAL 1992 COMPARED TO FISCAL 1991

     New lease volume was $10.7 million in 1992 compared to $22.1 million a year earlier. Repeat business with existing lessees was estimated to account for 27% of new lease volume in 1992 compared to 21% in 1991. Although the new marketing and credit policies implemented by the Company in 1991 achieved certain results the Company was seeking, specifically, improved delinquency performance (1.8% over 30 days delinquent at November 30, 1992 for leases funded since March 1991 compared to 12.4% over 30 days delinquent at November 30, 1992 for leases funded prior to March 1991), new lease volume was at lower than anticipated levels of $17 million to $21 million. As a result of the new marketing and credit policies and the high sales staff turnover of 70% in 1992, the Company had difficulties generating sufficient levels of new business. The Company did not sacrifice improved performance characteristics for higher levels of lease volume

     Total revenue, which consisted of net lease revenue, gain on sale of equipment and other revenue, was $27.5 million in 1992 compared to $40.2 million in 1991. Net lease revenue was $22.4 million in 1992 compared to $36.0 million in 1991. The decline in net lease revenue resulted from lease receivable run-off, reduced levels of new business volume, early lease write-offs and terminations. The Company's lease receivables averaged $185.0 million in 1992 compared to $290.0 million in 1991. Gain on sale of equipment was $2.6 million in 1992 compared to $2.0 million in 1991. Other revenue, comprised primarily of finance charges on past due accounts and interest income, was $2.5 million in 1992 compared to $2.2 million in 1991.

     Net selling, general and administrative expenses as a percentage of total revenue were 33.0% in 1992, up from 24.0% in 1991. The percentage increase was primarily the result of a decrease in total revenue. Actual selling, general and administrative operating expenses, excluding expenses associated with the class action lawsuit, declined by approximately $2.0 million. Expenses associated with the securities lawsuit filed in January 1992 were $1.5 million in 1992.

     The provision for credit loss was $215,000 in 1992 compared to $39.9 million in 1991. The substantial decrease was primarily due to a $24.3 million provision for credit loss expense recorded in the fourth quarter of 1991 to cover write-offs and estimated future losses of the Company's lease portfolio at November 30, 1991, and a reduction in the level of small-ticket delinquent receivables in 1992. The provision for credit loss recorded during 1992 related to an estimate of future credit losses associated with new lease volume funded during that period. The allowance for credit loss was maintained at a level considered adequate to provide for potential credit losses based upon management's assessment of various factors affecting the quality of the portfolio including loss experience, review of problem credits, aging of the portfolio and general business conditions.

     Small-ticket delinquent receivables (over 30 days past due) were 10.6% of small-ticket lease receivables, or $12.7 million, at November 30, 1992, compared to 14.8%, or $28.7 million, a year earlier. Nonperforming assets were 16.2% of total assets at November 30, 1992 compared to 5.0% a year earlier. In contemplation of the Asset Sale, $107.9 million of liabilities at November
30, 1992 were reclassified to net assets held for sale. Prior to the reclassification, nonperforming assets as a percent of total assets was 4.9%.
In 1992, the Company wrote-down $18.7 million of lease receivables to their net realizable value compared to $21.0 million in 1991. The Company believes that the substantial improvement in small-ticket delinquent receivables over 30 days past due was in part due to improved economic conditions throughout the United States, a more seasoned collections staff, improvements in collection procedures and enhancements to the reporting capabilities of its automated receivable management system.

     Interest expense as a percentage of total revenue was 54.5% in 1992 compared to 58.2% of total revenue in 1991. The Company's level of debt declined significantly in 1992, from $205.1 million to $105.8 million, as a result of a restructuring agreement which was executed in February 1992. The reduced level of debt has resulted in lower interest expense as a percentage of total revenue in 1992 compared to 1991. The average interest rate was 9.9% in 1992 compared to 10.0% in 1991.

     The Company did not record any reorganization costs in 1992. In 1991, the Company recorded reorganization costs of $1.7 million. These costs reflected the estimated selling, general and administrative expenses and one-time costs associated with closing six sales offices and a reduction of corporate operating staff.

     In 1992, the Company recorded an estimated loss on sale of assets of $17.3 million. See Note 1 of the Notes to Consolidated Financial Statements appearing under Item 8 herein.

     Net loss per share was $1.07 in 1992 compared to net loss per share of $3.00 in 1991 (see Exhibit 11.1). The weighted average common shares outstanding were 7,500,000 for both years.


LIQUIDITY AND CAPITAL RESOURCES

     As of May 31, 1993, the principal amount of $61.5 million of long-term debt was retired by the Company. In addition to the principal amount, interest payments of approximately $538,000 and exit fees of approximately $325,000 were paid by the Company to its senior and subordinated note holders.

     During the fourth quarter ended November 30, 1993, the Company received the first principal payment on the Purchase Note in the amount of approximately $3.2 million. Additional interest income was also received and is reflected as other revenue on the Company's financial statements for the period ended November 30, 1993.

     The Company has no available short-term or long-term debt facilities. The Company believes that its present cash position will allow it to manage the collection of the remaining assets, and defend the legal proceedings against the Company.


ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED

     In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 "ACCOUNTING FOR INCOME TAXES". This statement supersedes Statement No. 96 and is effective for the Company's fiscal year beginning December 1, 1993. Statement No. 109, like Statement 96, uses the liability method to reflect the tax effect of differences between taxable income and pretax financial income and adjusts deferred tax liabilities or assets for changes in tax rates in the period such law is enacted. The Company currently records taxes in accordance with Statement No. 96. The Company does not expect that Statement No. 109, once adopted, will have a material effect on the Company's financial statements.

     In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114 "ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN". This statement requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. This Statement applies to financial statements for fiscal years beginning after December 15, 1994. The Company does not expect that this statement, once adopted, will have a material effect on the Company's financial statements.

                         ITEM 8.  FINANCIAL STATEMENTS.


INDEPENDENT AUDITORS' REPORT


The Board of Directors
Industrial Funding Corp.

     We have audited the accompanying consolidated balance sheets of Industrial Funding Corp. and its subsidiary as of November 30, 1993 and 1992, and the related consolidated statement of income, shareholders' equity, and cash flows for each of the three years in the period ended November 30, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiary at November 30, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1993, in conformity with generally accepted accounting principles.

     As discussed in Note 9 to the consolidated financial statements, the Company is a defendant in litigation relating to alleged violations of federal securities laws. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any loss that may result upon resolution of this matter has been made in the accompanying financial statements.


DELOITTE & TOUCHE

Portland, Oregon
January 12, 1994


INDUSTRIAL FUNDING CORP.
- - - ---------------------------------------------------------------------------------------
Consolidated Balance Sheets


ASSETS

                                                             NOVEMBER 30,  NOVEMBER 30,
                                                             --------------------------
(DOLLARS IN THOUSANDS)                                               1993         1992
- - - ---------------------------------------------------------------------------------------
ASSETS:
   Cash and temporary investments                                  $6,586            -
   Restricted cash                                                    800            -
   Short-term investments                                          18,260            -
   Note receivable                                                 15,869            -
   Net assets held for sale                                             -      $39,458
   Nonperforming assets                                             3,025        7,607
   Other assets                                                        55            -
                                                             --------------------------
     Total Assets                                                 $44,595      $47,065
                                                             --------------------------
                                                             --------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
   Accounts payable and accrued liabilities                          $619       $2,331
   Deferred income taxes                                                -        2,057
                                                             --------------------------
    Total liabilities                                                 619        4,388


COMMITMENTS AND CONTINGENCIES (Note 9)
                                                                        -            -
REDEEMABLE PREFERRED STOCK
  Series A Cumulative Preferred Stock (without par value,
    134,310 shares issued and outstanding - at redemption
    and liquidation value of $100 per share)
                                                                   18,604       16,694

SHAREHOLDERS' EQUITY:
  Preferred stock (10,000,000 shares authorized, 134,310
       redeemable preferred shares outstanding)                         -            -
  Common stock:
    Class A (20,000,000 no par value shares authorized,
      1,875,000 outstanding)                                       20,381       20,381
    Class B (10,000,000 no par value shares authorized,
      5,625,000 outstanding)                                       27,831       27,831
  Accumulated deficit                                             (22,840)     (22,229)
                                                             --------------------------
    Total shareholders' equity                                     25,372       25,983
                                                             --------------------------
TOTAL                                                             $44,595      $47,065
                                                             --------------------------
                                                             --------------------------

SEE NOTES TO CONSOLIDATE FINANCIAL STATEMENTS

INDUSTRIAL FUNDING CORP.

Consolidated Statements of Income


                                                      FOR THE YEARS ENDED
                                                         NOVEMBER 30,
                                           -----------------------------------
(Dollars in Thousands Except Per Share Data)      1993        1992        1991
- - - ------------------------------------------------------------------------------
REVENUE:
 Net lease Revenue                              $7,374     $22,406     $36,016
 Gain on sale of equipment                       1,102       2,630       2,044
 Other revenue                                   1,847       2,483       2,161
                                            ----------------------------------

  Total revenue                                 10,323      27,519      40,221
                                            ----------------------------------

EXPENSES:
 Net selling, general and administrative         6,456       9,072       9,649
 Provision for credit loss                          54         215      39,903
 Interest expense                                3,821      15,000      23,411
 Reorganization costs                                -           -       1,639
 Loss on sale of assets                          1,328      17,316           -
                                            ----------------------------------

  Total expenses                                11,659      41,603      74,602
                                            ----------------------------------

LOSS BEFORE INCOME TAX BENEFIT                  (1,336)    (14,084)    (34,381)
INCOME TAX BENEFIT                              (2,635)     (7,944)    (13,237)
                                            -----------------------------------
NET INCOME (LOSS)                               $1,299     ($6,140)   ($21,144)
                                            -----------------------------------
                                            -----------------------------------
NET LOSS PER COMMON SHARE (Exhibit 11.1)        ($0.08)     ($1.07)     ($3.00)
                                            -----------------------------------
                                            -----------------------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


INDUSTRIAL FUNDING CORP.
- - - ---------------------------------------------------------------------------------------------------
Consolidated Statements of Shareholders' Equity




                                                                   SHAREHOLDERS' EQUITY
                                                        --------------------------------------------

                                                                              RETAINED
                                                         CLASS A   CLASS B    EARNINGS
                                              PREFERRED  COMMON    COMMON     (ACCUMULATED
(DOLLARS IN THOUSANDS)                        STOCK      STOCK     STOCK      DEFICIT)        TOTAL
- - - ----------------------------------------------------------------------------------------------------

BALANCE, NOVEMBER 30, 1990                             -   $20,381    $27,831       $8,318  $56,530
Issuance of redeemable preferred stock           $13,431
Preferred stock dividends accreted                 1,353         -          -       (1,353)  (1,353)
Net loss                                               -         -          -      (21,144) (21,144)
                                              ------------------------------------------------------
BALANCE, NOVEMBER 30, 1991                        14,784    20,381     27,831      (14,179)  34,033
Preferred stock dividends accreted                 1,910         -          -       (1,910)  (1,910)
Net loss                                               -         -          -       (6,140)  (6,140)
                                              ------------------------------------------------------
BALANCE, NOVEMBER 30, 1992                        16,694    20,381     27,831      (22,229)  25,983
Preferred stock dividends accreted                 1,910         -          -       (1,910)  (1,910)
Net income                                             -         -          -        1,299    1,299
                                              ------------------------------------------------------
BALANCE, NOVEMBER 30, 1993                       $18,604   $20,381    $27,831     $(22,840) $25,372
                                              ------------------------------------------------------
                                              ------------------------------------------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


INDUSTRIAL FUNDING CORP.

Consolidated Statements of Cash Flow
                                                                      FOR THE YEARS ENDED
                                                                          NOVEMBER 30,
                                                            --------------------------------------
(DOLLARS IN THOUSANDS)                                               1993        1992        1991
- - - --------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTVITIES:
Net income (loss)                                                  $1,299     ($6,140)   ($21,144)
Adjustments to reconcile net income (loss) to net cash:
Depreciation and amortization                                       1,807       7,303       9,601
Provision for credit loss                                              54         215      39,903
Gain on sale of equipment                                          (1,102)     (2,630)     (2,044)
Increase in restricted cash                                          (800)          -           -
Decrease in other assets                                              176       1,057       1,154
Unrealized loss on short-term investments                             210           -           -
Decrease in deferred income taxes                                  (2,057)     (7,093)    (13,436)
Decrease in income taxes payable                                        -        (250)     (1,045)
Decrease in accounts payable and other liabilities                 (2,659)       (588)     (6,093)
Loss on sale of assets                                              1,328      17,316           -
Other                                                                 (15)        172         971
                                                            --------------------------------------
Total adjustments                                                  (3,058)     15,502      29,011
                                                            --------------------------------------
Net cash (used in) provided by operating activities                (1,759)      9,362       7,867
                                                            --------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received on lease receivables                   27,697      73,206      82,905
Payments received on sale of equipment                             11,239      24,654      16,399
Principal payments received on note receivable                      3,174           -           -
Cash received on sale of assets (net of $12,829 cash sold)          7,356           -           -
Increase in short term investments                                (18,470)          -           -
Purchase of equipment to be financed                               (2,773)    (10,745)    (22,112)
Initial direct costs - deferred                                      (130)       (885)     (1,932)
Purchase of property and equipment                                    (81)       (143)       (517)
                                                            --------------------------------------
Net cash provided by investing activities                          28,012      86,087      74,743
                                                            --------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt                              (44,311)    (99,264)    (66,802)
Borrowing on long-term debt                                             -           -         895
Deferred financing costs                                                -      (1,168)       (870)
Net proceeds from issuance of capital stock                             -           -      10,000
(Increase) decrease in restricted cash                             23,478      (5,526)    (16,191)
                                                            --------------------------------------
Net cash used in financing activities                             (20,833)   (105,958)    (72,968)
                                                            --------------------------------------
INCREASE (DECREASE) IN CASH AND TEMPORARY INVESTMENTS               5,420     (10,509)      9,642

CASH AND TEMP. INVESTMENTS AT BEGINNING OF PERIOD                   1,166      11,675       2,033
                                                            --------------------------------------
CASH AND TEMP. INVESTMENTS AT END OF PERIOD                        $6,586      $1,166     $11,675
                                                            --------------------------------------
                                                            --------------------------------------

SUPPLEMENTAL DISCLOSURES:
Interest paid                                                      $3,890     $13,917     $27,486
Income taxes paid (refunded)                                         (650)       (600)        936
Non-cash - payment of income taxes                                      -           -       3,431
Non-cash - preferred stock dividends accreted                       1,910       1,910       1,353
Non-cash - note receivable from sale of assets                     19,043           -           -



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

     Industrial Funding Corp. (the "Company"), a majority owned subsidiary of IFC Holdings Inc. ("IFC Holdings"), was incorporated in October 1989, as a holding company formed for the purpose of owning Industrial Leasing Corporation ("Industrial Leasing"). During 1992, First City Realty Investment Corp. ("FCRIC"), the Company's previous majority shareholder, transferred all of its interest in the Company to IFC Holdings. The accompanying consolidated financial statements include all of the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions and accounts have been eliminated in consolidation.

     Until May 27, 1993, the business of the Company was providing capital equipment lease financing to small businesses. At that time, the Company completed a sale of substantially all of the assets of Industrial Leasing (the "Asset Sale"), to ILC Acquisition Corp., a wholly-owned subsidiary of Parrish Equipment Partner L.P. ("Parrish"), in a transaction approved by shareholders of the Company on May 17, 1993.

     Subsequent to the sale, Company activities include: collection of the remaining assets; investment of financial liquid assets; and management of legal proceedings against the Company. The Company will review other strategic alternatives that may become available from time to time, including but not limited to, the adoption of a plan of liquidation.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

     ACCOUNTING FOR LEASES. Prior to the Asset Sale, for financial reporting purposes, the Company's leases were classified as direct financing leases and were accounted for in accordance with Statement of Financial Accounting Standards No. 13. The Company had two types of direct financing leases: Fair Market Value (FMV) and Purchase Upon Termination (PUT) leases. FMV leases were recorded with end of lease estimated residual values, PUT leases had guaranteed residuals as lessees had committed to purchase the equipment at the end of the lease terms. The guaranteed lease residuals were included with the minimum lease payments receivable.

     The Company accounted for its investment in direct financing leases by recording as an asset the total minimum lease payments receivable plus the estimated residual value of the leased equipment, if applicable, less the unearned lease income. The unearned lease income represented the excess of the total minimum lease payments receivable plus the estimated residual value over the cost of the related equipment.

     REVENUE RECOGNITION. Prior to the Asset Sale, the Company recognized unearned lease income as lease revenue over the term of the lease by the sum-of-the-months digits method on leases booked prior to September 1, 1989 and by the interest method on leases booked subsequent to September 1, 1989 on its small-ticket portfolio and by the interest method on its mid-ticket portfolio. Revenue was recognized on an accrual basis.

     INITIAL DIRECT COSTS OF LEASES. Prior to the Asset Sale, the Company deferred certain initial direct costs of originating leases and recognized these costs over the lives of the related leases as a reduction of their yields.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     NON-ACCRUAL LEASES. Prior to the Asset Sale, the Company ceased income recognition when a lease receivable became 90 days past due, or when other conditions may have adversely affected collectibility of the receivable.

     SHORT-TERM INVESTMENTS. Short-term investments consist of mutual funds which are recorded at the lower of average cost or market. Aggregate net unrealized investment losses are included in results of operations.

     NONPERFORMING ASSETS. Nonperforming assets consists primarily of equipment held for sale on equipment repossessed, leases which are more than 180 days past due, and lease deficiencies which represent the remaining balance due to the Company after proceeds from the equipment sale have been applied to the outstanding lease receivable. The nonperforming assets are valued at their estimated net realizable value.

     DEPRECIATION. Depreciation of property and equipment is provided over the estimated useful life of the respective assets on a straight-line basis. Accumulated depreciation was $1,515,000 as of November 30, 1992.

     CASH FLOW STATEMENT. For purposes of reporting cash flows, cash and temporary investments includes cash in banks and temporary investments with an original maturity of three months or less. Certain items presented in the statement of cash flows for the year ended November 30, 1992 are presented in the balance sheet as net assets held for sale at November 30, 1992.

     ACCOUNTING FOR INCOME TAXES. Under federal income tax laws, the Company is not part of a controlled group and files its tax return separately. For financial statement purposes, the federal income tax provision is computed as if the Company were filing separately.

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 96, "ACCOUNTING FOR INCOME TAXES". The Company uses the liability method to reflect the tax effect of differences between taxable income and pre-tax financial income and adjusts deferred tax liabilities or assets for changes in tax rates in the period such law is enacted.

     In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 "ACCOUNTING FOR INCOME TAXES". This statement supersedes Statement No. 96 and is effective for the Company's fiscal year beginning December 1, 1993. Statement No. 109, like Statement No. 96, uses the liability method as discussed above. The Company does not expect that this statement, once adopted, will have a material effect on the Company's financial statements.

     For income tax purposes, FMV leases are accounted for by the operating method. Rental payments are recognized as income when they are received, and the cost of the leased equipment acquired is depreciated over its designated useful life. Deferred taxes are provided on the difference between income recognized for financial reporting purposes and income reported for tax purposes. For PUT leases, the equipment is treated as sold for tax purposes with the Company supplying the financing. Therefore, there is no difference between income recognition for financial reporting purposes and income reported for tax purposes.

     RECLASSIFICATION. Certain reclassifications have been made to fiscal 1991 financial statements to conform to the fiscal 1992 presentation.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3.  SHORT-TERM INVESTMENTS

     At November 30, 1993, short-term investments in mutual funds consist of the following:


MUTUAL FUNDS
(DOLLARS IN THOUSANDS)
                                                  Market     Carrying
                                         Cost      Value        Value
                                         ----      -----        -----
U.S. Government Agency Securities     $15,917    $15,720      $15,720
U.S. Government Obligations             2,553      2,540        2,540


     At November 30, 1993, short-term investments, with an original cost of $18,000,000 plus $469,844 of dividends reinvested during the year, were recorded at market. To reduce the carrying amount of the short-term investments to market, the Company recorded a valuation allowance of $210,000 with a corresponding charge to net income.

     At November 30, 1993, gross unrealized losses were $210,000.

NOTE 4.  NOTE RECEIVABLE

     As part of the sale of substantially all of Industrial Leasing's assets to ILC Acquisition Corp., on May 27, 1993, the Company received a note in the amount of $19,043,000 bearing interest at 6 percent per annum. The note is payable in six equal semi-annual installments of $3,174,000, plus accrued interest, beginning November 27, 1993.

NOTE 5.  NET ASSETS HELD FOR SALE

     The amounts included in net assets held for sale at November 30, 1992, are as follows:


(Dollars in Thousands)
Cash and temporary investments                   $1,166
Restricted cash                                  26,251
Net investment in lease portfolio               116,318
Property and equipment                            3,129
Other assets                                        519
Long-term debt                                  (95,798)
Subordinated debt                               (10,000)
Other liabilities                                (2,127)
                                                 ------
 Total                                          $39,458
                                                -------
                                                -------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.  RESTRICTED CASH

     Restricted cash at November 30, 1993 collateralizes underwriter's defense costs for securities litigation. The balance represents the level of cash required to maintain a level of security to support underwriter's defense costs as ordered by the District Court of Northern California. See Note 9, Commitments and Contingencies.

NOTE 7.  LONG-TERM DEBT

      As of May 27, 1993, all the Company's long-term debt was retired as a result of the Asset Sale. For an additional discussion of the Company's previous debt structure, see the Annual Report on Form 10-K for the fiscal year ended November 30, 1992.

NOTE 8.  INCOME TAXES

     The Company's effective combined state and federal income tax benefit rate was (197.2%), (56.4%), and (38.5%) for the years ended November 30, 1993, 1992, and 1991, respectively. The difference between taxes calculated at the federal statutory tax rate and the recorded tax benefit was as follows:


(Dollars in Thousands)                                             For the Years Ended November 30,
                                                                   --------------------------------
                                                                  1993           1992           1991
                                                                  ----           ----           ----
Statutory federal tax rate                                         35%            34%            34%
Computed federal income tax benefit                              ($468)       ($4,789)      ($11,690)
Adjustment in tax resulting from:
  Allocation of purchase price                                       -            (47)           (70)
  Elimination of deferred taxes previously provided             (2,057)        (2,685)             -
  Other                                                            (70)             -           (278)
                                                                 -----          -----         ------
Federal income tax benefit                                      (2,595)        (7,521)       (12,038)

State income tax benefit, net of federal
  income tax benefit                                               (40)          (423)        (1,199)
                                                                ------         ------        -------
Total income tax benefit                                       ($2,635)       ($7,944)      ($13,237)
                                                                ------         ------        -------
                                                                ------         ------        -------


Income tax benefit consists of the following:


(Dollars in Thousands)                                             For the Years Ended November 30,
                                                                   --------------------------------
                                                                  1993           1992           1991
                                                                  ----           ----           ----
Taxes currently provided:
   Federal                                                           -              -            $68
   State                                                             -              -              -
Deferred income taxes:
   Leasing income recognition differences                      ($2,635)        (7,557)       (13,595)
   Other                                                             -           (387)           290
                                                                ------         ------         ------
Total income tax benefit                                       ($2,635)       ($7,944)      ($13,237)
                                                                ------         ------        -------
                                                                ------         ------        -------


      The Asset Sale resulted in a loss for tax purposes. Furthermore, the Company has determined that it has adequate net operating loss carryforwards and other deductions such that no income tax liability will result. As all timing differences have now been eliminated as a result of the Asset Sale, the Company has reviewed its deferred tax obligations, and has

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


concluded that no future income tax obligations exist as of November 30, 1993. Consequently, the results of the year ended November 30, 1993, have been adjusted to reverse all outstanding deferred tax obligations previously recorded.

     As discussed in Note 1, during 1992 the Company's previous majority shareholder transferred all of its interest in the Company to IFC Holdings.
This resulted in a change in ownership for federal and state income tax purposes, which could limit the use in future years of net operating losses and other tax credit carryforwards. The amount which will be usable in any one year is limited to the value of the Company at the time of the change in ownership multiplied by the interest rate on federal long-term exempt securities at that date. At November 30, 1993 and 1992, the Company had $2.4 million and $4.1 million, respectively, of net operating loss carryforwards for tax purposes.


NOTE 9.  COMMITMENTS AND CONTINGENCIES

     There is litigation pending against the Company, Industrial Leasing, the Company's previous majority shareholder, First City and certain of its former affiliates and subsidiaries, certain directors, certain former directors and officers, its independent auditor, and the Underwriters of the December 8, 1989 initial public offering. The class action lawsuits, WADE ET. AL. V. INDUSTRIAL ET. AL., filed January 1992, and a related case, BOWER ET. AL. V. BELZBERG ET. AL., filed February 1992, allege violations of federal securities law. The WADE lawsuit also alleges violations under California state law. These lawsuits were filed in the United States District Court for the Northern District of California, and allege that plaintiffs were damaged as a result of alleged misstatements and omissions in documents disseminated in connection with the initial public offering and in subsequent communications and public filings by the Company, through February 1991. The Company has retained legal counsel to defend against these actions. The lawsuits are in the early stages of discovery, and therefore management is unable to determine their probable impact. However, as the plaintiffs allege damages of approximately $22.5 million, the lawsuits could have a material effect on the results of operations and financial condition of the Company, if adversely determined.

     As a result of the sale of substantially all of Industrial Leasing's assets on May 27, 1993, plaintiffs moved the court for a preliminary injunction restraining the Company from withdrawing, transferring, pledging or disposing of any funds or assets received in connection with the Asset Sale, and further moved the court to supervise the transfer of any such assets. The court denied plaintiffs injunction motions. In so doing, the court stated that plaintiffs were likely to prevail on their Section 11 claims and that, in the absence of the requested injunction, there was a possibility plaintiffs would be irreparably harmed. The preliminary findings of the court, however, will not control the ultimate determination of liability in connection with the plaintiffs' Section 11 claim. Subsequently, plaintiffs filed an appeal with the Ninth Circuit Court of Appeal. It is not known when the Court of Appeal will review the appeal.

     On October 6, 1993, the trial judge ordered the WADE and BOWER cases to a settlement magistrate, in an attempt to facilitate a settlement of the securities litigation. A settlement conference was held on January 6, 1994 before the magistrate, with the parties and their counsel. Another settlement conference is scheduled before the magistrate on April 5, 1994. There can be no assurance, however, that the securities litigation will be resolved by a settlement between the parties.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     On December 14, 1993, the court certified the WADE lawsuit as a class action.

     The court has ordered a jury trial of the WADE action to begin in September, 1994.

     The Company has filed a lawsuit against two insurance carriers, demanding coverage against American Home for coverage under a directors liability policy in the amount of approximately $5 million (Canadian), and against Continental Insurance under a general liability policy and umbrella policy of approximately $4 million (Canadian) and $16 million (Canadian), respectively. American Home and Continental have each filed answers denying liability. Continental has also filed a counterclaim against the Company, demanding reimbursements of the attorney fees and costs it advanced to the Company in connection with the defense of the securities class action lawsuits under a reservation of rights. As of September 30, 1993, Continental has advanced the Company attorney fees and costs in the amount of $560,667, which represents approximately 17 percent of the legal costs incurred to date by the Company in defense of the class action lawsuit.

     In January 1993, the underwriters of the Company's initial public offering filed an action against the Company, demanding that the Company pay the underwriters' attorney fees and costs associated with their defense of the securities litigation, in accordance with the Underwriters Agreement entered into by the Company. The court has granted the underwriters motion for summary judgment, on July 9, 1993, and ordered the Company to pay the underwriters costs and legal fees as they are incurred. The Company has filed an appeal with the Ninth Circuit Court of Appeals. The Company has been advised that as of November 30, 1993, the total amount of expenses incurred by the underwriters was approximately $357,000. Such amount has not been accrued as the Company, based in part on discussions with counsel, believe that any liability related to the matter is unlikely to occur.

     The Company is also a defendant in various lawsuits resulting from normal business activity. In the opinion of management, the disposition of all other such litigation currently pending will not have a material effect on the financial position or results of operations of the Company.

     The Company had noncancellable operating leases for office space. The cost to terminate these leases has been recorded as part of the loss on sale of assets at November 30, 1992.

     The Company entered into a noncancellable operating lease for office space on May 27, 1993. This lease expires on May 27, 1995. Future minimum lease payments under this lease are as follows:


     (DOLLARS IN THOUSANDS)
     Year ended:
     November 30, 1994                        $83
     November 30, 1995                         41

     TOTAL RENT EXPENSE WAS AS FOLLOWS:
     November 30, 1993                       $369
     November 30, 1992                        450
     November 30, 1991                        869


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10.  SHAREHOLDERS' EQUITY

     COMMON AND PREFERRED STOCK. The Company's authorized capital consists of 20,000,000 shares of Class A Common Stock, without par value, 10,000,000 shares of Class B Common Stock, without par value, and 10,000,000 shares of preferred stock, without par value. The Class A Common Stock has one vote per share and the Class B Common Stock has 10 votes per share.

     In March 1991, the Company issued 134,310 shares of Series A Cumulative Preferred Stock ("Shares") of the Company to FCRIC for $10,000,000 in cash and the forgiveness of $3,431,000 of indebtedness owing by the Company arising from federal income taxes of the Company paid by FCRIC in fiscal years ended prior to November 30, 1990. Under the terms of the issuance, cash dividends on the Shares accrue quarterly at a rate of $14.22 per share per annum. Dividends are cumulative. The Company may, at anytime and at its option, redeem all or any part of the shares at a redemption price of $100 per share plus all accrued and unpaid dividends. The holder of the redeemable preferred stock may, at its option, redeem the stock after March 15, 1996. In the event of any liquidation, whether voluntary or otherwise, each holder is entitled to receive an amount of $100 per share plus all accrued but unpaid dividends before any distribution shall be made to the holders of the common stock. The Shares are not convertible into any other securities of the Company, including Class A or Class B Common Stock. The accreted preferred stock dividends totaled $5.2 million, $3.3 million and $1.4 million as of November 30, 1993, 1992 and 1991, respectively.

     STOCK OPTION PROGRAMS. In October 1989, the Company adopted two stock option plans for selected key executives and employees and directors, authorizing options to acquire 450,500 shares of Class A Common Stock. In April 1992, the directors' plan was amended and authorized an additional 72,000 shares of stock for a total of 100,000 shares available under the plan. At November 30, 1992, the total shares Class A Common Stock reserved for issuance under the plans was 522,500.

     There are six different vesting plans within both stock options plans. The following sets forth the activity relating to the stock options granted under the plans.


      OPTIONS OUTSTANDING UNDER THE 1989 PLANS

                                                Number    Exercise
                                             of Shares    Price
                                             ---------    -----
      Outstanding at 11/30/91                   27,000    $2.55 - $12.25
      Granted during Fiscal year 1992          476,000    $0.75 - $1.13
      Canceled during Fiscal year 1992         (10,000)   $12.25
                                                ------
      Outstanding at 11/30/92                  493,000

      Granted during Fiscal year 1993                0
      Canceled during Fiscal year 1993        (223,000)   $1.13 - $12.25
                                               -------
      Outstanding at 11/30/93                  270,000    $0.75 - $1.19
                                               -------
                                               -------

      Exercisable at 11/30/92                  108,400    $0.75 - $12.25
      Exercisable at 11/30/93                  150,600    $0.75 - $1.19


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In October 1989, the Company also adopted a stock option plan for key executives authorizing options to acquire 135,000 shares of Class B Common Stock. All options previously granted were canceled and no options are outstanding as of November 30, 1993.

NOTE 11.  PENSION PLAN

      Industrial Leasing had a Savings and Profit Sharing Plan covering substantially all employees. The plan provided for employees to contribute up to 10 percent of their salary to the plan under Section 401(k) of the Internal Revenue Code, and the Company could match up to 3 percent of the employee's compensation. The plan was terminated effective December 31, 1992, and, as a result, all Company contributions are 100 percent vested. The plan was fully funded and all benefits were distributed in 1993. The impact of the plan termination on the financial statements was not material. The total plan expenses were $9,000, $38,000, and $85,000 in fiscal 1993, 1992 and 1991, respectively.

NOTE 12.  CONDENSED FINANCIAL STATEMENT INFORMATION OF REGISTRANT

INDUSTRIAL FUNDING CORP. (PARENT COMPANY ONLY)

- - - ------------------------------------------------------------------------------
Condensed Balance Sheets


ASSETS
                                                            November 30,
                                                            ------------
(DOLLARS IN THOUSANDS)                                   1993           1992
                                                         ----           ----
Investment in subsidiary                                $43,976        $42,677
                                                        -------        -------
                       TOTAL                            $43,976        $42,677
                                                        -------        -------
                                                        -------        -------

LIABILITIES AND SHAREHOLDERS' EQUITY
Redeemable Preferred Stock                              $18,604        $16,694

Common Stock:
            Class A                                      20,381         20,381
            Class B                                      27,831         27,831
Retained deficit                                        (22,840)       (22,229)
                                                         ------         ------
            Total shareholders' equity                   25,372         25,983
                                                         ------         ------
                       TOTAL                            $43,976        $42,677
                                                        -------        -------
                                                        -------        -------


INDUSTRIAL FUNDING CORP. (PARENT COMPANY ONLY)
- - - -------------------------------------------------------------------------------
Condensed Statements of Income


                                              For the Years Ended November 30,
(DOLLARS IN THOUSANDS)                       1993          1992           1991
                                             ----          ----           ----
Net income (loss) from subsidiary           $1,299      ($6,140)      ($21,144)
                                            ------       ------        -------


                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


INDUSTRIAL FUNDING CORP. (PARENT COMPANY ONLY)
- - - -------------------------------------------------------------------------------
Condensed Statements of Cash Flow


                                                              For the Years Ended November 30,
                                                              --------------------------------

(DOLLARS IN THOUSANDS)                                       1993           1992           1991
                                                             ----           ----           ----
Cash Flows From Operating Activities:
  Net income (loss) from subsidiary                        $1,299        ($6,140)      ($21,144)
                                                           ------        --------      ---------
  Net cash provided by (used in) operating activities       1,299         (6,140)       (21,144)

Cash Flows From Investing Activities:
  Decrease (increase) in invest. in subsidiary             (1,299)         6,140         11,144
                                                           -------         -----         ------

Net cash provided by (used in) investing activities        (1,299)         6,140         11,144
                                                           -------         -----         ------

Cash Flows From Financing Activities:
  Net proceeds from issuance of capital stock                   -              -         10,000
                                                            -----          -----         ------

Net cash provided by financing activities                       -              -         10,000
                                                            -----          -----         ------

Increase in Cash and Temp. Investments                          -              -              -

Cash and Temp. Investments at Beg. of Year                      -              -              -

Cash and Temp. Investments at End of Year                       -              -              -
                                                            -----          -----          -----

Supplemental Disclosures:
  Non-cash payment of income taxes                              -                        $3,431
  Non-cash preferred stock dividends accreted              $1,910         $1,910         $1,353


NOTE 13.  QUARTERLY INFORMATION (UNAUDITED)


(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 February 28,        May 31,     August 31,   November 30,
                                                 ------------        -------     ----------   ------------
1993
- - - ----
Revenues                                              $5,439         $3,915           $484           $485
Income (loss) before income taxes (benefit)              888           (265)        (1,233)          (726)
Net income (loss)                                        588          2,311         (1,031)          (569)
Net income (loss) per common share                      0.01           0.24          (0.20)         (0.13)

1992
- - - ----
Revenues                                              $7,459         $7,519         $6,340         $6,201
Income (loss) before income taxes (benefit)              672          1,015            723        (16,494) (1)
(Net income (loss)                                       413            624            445         (7,622)
Net income (loss) per common share                     (0.01)          0.02           0.00          (1.08)


(1) In the fourth quarter of 1992, the Company reflected the sale of substantially all of the assets of its wholly-owned subsidiary, Industrial Leasing, and recorded a loss on sale of assets of $17.3 million.



                               MANAGEMENT'S REPORT


 To The Shareholders of Industrial Funding Corp.:

     The management of Industrial Funding Corp. has prepared and is responsible for the financial statements and related financial data contained in this report. The financial statements were prepared in accordance with generally accepted accounting principles and by necessity include certain amounts determined using management's best estimates and judgments.

     The financial statements have been audited by independent accountants who were appointed by the Board for fiscal 1993. Their audit was made in accordance with generally accepted auditing standards and included a review of internal accounting controls, for the purpose of providing a basis for reliance thereon in connection with their audit of the financial statements.

     Management of the Company has established and maintains an internal control structure that provides reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition and the prevention and detection of fraudulent financial reporting. The concept of reasonable assurance is based on the recognition that the cost of a system of internal control must be related to the benefit derived. The internal control structure is continually monitored for compliance.

     The Board of Directors, through its Audit Committee, is responsible for reviewing and monitoring the financial statements and accounting practices. The Audit Committee meets annually with management and the independent accountants to ensure that each is properly discharging its duties. Independent accountants have full and free access to, and meet with the Audit Committee, with or without the presence of management.


                         JOHN ESTOK
                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

 February 10, 1994

 ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No information is required to be reported under this item.


                                    PART III


     Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14 (the "Annual Proxy Statement") no later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.


 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information concerning the Company's directors required by this Item is incorporated by reference to the Company's Annual Proxy Statement.

     The information concerning the Company's executive officers required by this Item is incorporated by reference to the Section in Part 1, Item 4.1 hereof entitled "Executive Officers of the Registrant."


 ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated by reference to the Company's Annual Proxy Statement.


 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is incorporated by reference to the Company's Annual Proxy Statement.


 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference to the Company's Annual Proxy Statement.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  List of Documents Filed.

     (1)  Financial statements, Industrial Funding Corp. (included in Item 8).

          Independent Auditors' Report dated January 12, 1994.
          Consolidated balance sheets November 30, 1993 and 1992.
          Consolidated statements of income for the three years ended November 30, 1993.
          Consolidated Statements of shareholders' equity for the three years ended November 30, 1993.
          Consolidated statements of cash flows for the three years ended November 30, 1993.
          Notes to consolidated financial statements.

     (2)  Schedules supporting consolidated financial statements:

          Independent Auditors' Report

          Schedule VIII. Valuation and qualifying accounts for the two years ended November 30, 1992.

          Schedule IX. Short-term borrowings for the year ended November 30, 1991.

          All other schedules have been omitted because of the absence of conditions under which they are required or because the required information is included elsewhere in the financial statements.

     (3) Exhibits. Those exhibits indicated by an asterisk (*) are incorporated by reference to the same exhibit number unless otherwise noted as follows: (A) incorporated herein by reference to Registration Statement on Form S-1 filed on October 27, 1989 and amended on December 5, 1989 (File No. 33-31784)); (B) incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1990 as filed March 11, 1991; (C) incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1991 as filed February 28, 1992;
          (D) incorporated herein by reference to the Company's Report on Form 8 as filed May 5, 1992; (E) incorporated herein by reference to the Company's Report on Form 10-K for the period ended November 30, 1992, as filed February 25, 1993.

         3.1*  (A)  Form of Restated Articles of Incorporation of the Company.

         3.2*  (A)  Form of Bylaws of the Company.

         4.1*  (D)  Restructuring Agreement dated as of February 24, 1992, by and among Industrial Leasing Corporation, the Purchasers of the Original Note Agreements, the Term Lenders, the Commercial Paper Lenders, and the Subordinated Lender.

         4.2*  (C)  Statement of Designation of Series and Determination of
                    Rights and Preferences of Series A Cumulative Preferred Stock dated March 15, 1991. (Exhibit 4.8.)

         4.3*  [E]  Amendment to Restructuring Agreement dated January 11, 1993.

         10.1* (A)  Interest Rate and Currency Exchange Swap Agreement dated
                    October 18, 1989, by and between Industrial Leasing Corporation and Algemene Bank Nederland N.V.. (Exhibit 10.3.)

         10.2* (A)  Revolving Credit and Term Loan Agreement dated as of March
                    8, 1988, by and between First City Credit Corp. ("FCC") and First Bank, as amended by Amendment No. 1 thereto dated as of May 31, 1989 and Amendment No. 2 thereto dated as of October 20, 1989, as assumed, agreed to and accepted by the Company, as further amended by a letter agreement, dated October 23, 1989. (Exhibit 10.12.)

         10.3* (A)  Consent and Waiver Agreement regarding Revolving Credit and
                    Term Loan Agreement dated as of October 20, 1989, among FCC, First City Equipment Finance Corp., First City Equipment Credit Corp., RNB Leasing Inc., the Company and First Bank. (Exhibit 10.13.)

         10.4* (A)  Consolidated, Amended and Restated Security Agreement dated as of October 20, 1989, by FCC, the Washington Subsidiaries, the Company and First Bank. (Exhibit 10.14.)

         10.5* (A)  Security Agreement dated as of October 20, 1989, by the
                    Company in favor of First Bank. (Exhibit 10.15.)

         10.6* (B)  Office Lease dated June 15, 1990, by and between A.L.
                    McCormick, as landlord, and the Company, as tenant, for the Company's headquarters in Portland, Oregon. (Exhibit 10.16.)

         10.7* (A)  Industrial Funding Corp. 1989 Stock Option Plan. (Exhibit
                    10.18.)

         10.8* (E)  Industrial Funding Corp. Amended Directors' Nonqualified
                    Stock Option Plan.

         10.9* (A)  Form of Incentive Stock Option Agreement. (Exhibit 10.32.)

         10.11*(A)  Form of Non-Qualified Stock Option Agreement. (Exhibit
                    10.33.)

         10.12*(B)  Interest Rate Swap Agreement dated as of June 30, 1987, by and between Industrial Leasing Corporation and First Bank. (Exhibit 10.35.)

         10.13*(C)  Employment agreement from the Company to John J. Estok dated
                    November 8, 1991.  (Exhibit (10.26.)

         10.14*(C)  Industrial Funding Corp. 1992 Savings and Profit Sharing
                    Plan.  (Exhibit 10.27.)

         10.15*[E]  Industrial Funding Corp. Agreement of Purchase and Sale of
                    Assets.  (Exhibit 10.18.)

         10.16 Revised employment agreement from the Company to John J. Estok dated July 1, 1993.

         10.17 Lease agreement of the Company related to its primary operating facilities in Portland, Oregon dated May 27, 1993.

         11.1 Exhibit 11.1 is a statement of computation of per share earnings that includes the preferred stock dividend amount.

         22.1*(A)   Schedule of Subsidiaries.

         23.1 Independent Auditor's consent related to Form S-8. Registration Statement No. 33-63514 filed with the Securities and Exchange Commission on May 28, 1993.

       (b)          Reports on Form 8-K

     There were no reports on Form 8-K for the fourth quarter ended November 30, 1993.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Portland, State of Oregon, on February 10, 1994.


                              INDUSTRIAL FUNDING CORP.


                              /s/ JOHN J. ESTOK
                              ---------------------------------
                              John J. Estok
                              President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 10, 1994, on behalf of the Registrant and in the capacities indicated.


Signatures                                   Title
- - - ----------                                   -----

/s/ JOHN J. ESTOK                            President, Chief Executive Officer,
- - - -------------------------                    Director
John J. Estok                                (Principal Executive Officer)


/s/ BRENT S. BELZBERG                        Chairman of the Board of Directors
- - - -------------------------
Brent S. Belzberg


/s/ RICHARD L. DOEGE                         Director
- - - -------------------------
Richard L. Doege


/s/ ALAN R. HIBBEN                           Director
- - - -------------------------
Alan R. Hibben


/s/ K. PETER ZECH                            Director
- - - -------------------------
K. Peter Zech

 Supplemental Schedules Supporting Consolidated Financial Statements

 INDEPENDENT AUDITORS' REPORT


 Industrial Funding Corp.:

 We have audited the consolidated financial statements of Industrial Funding Corp. and subsidiary as of November 30, 1993 and 1992 and for each of the three years in the period ended November 30, 1993, and have issued our report thereon dated January 12, 1994, which report includes an explanatory paragraph as to an uncertainty because of litigation relating to alleged violations of federal securities laws; such consolidated financial statements and report are included elsewhere on this Form 10-K. Our audits also included the consolidated financial statement schedules of Industrial Funding Corp. and subsidiary, listed in Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


 DELOITTE & TOUCHE

 Portland, Oregon
 January 12, 1994


INDUSTRIAL FUNDING CORP.
- - - --------------------------------------------------------------------------------
Schedule VIII - Valuation and Qualifying Accounts


                                                             FOR THE YEARS ENDED
                                                                NOVEMBER 30,
                                                             -------------------
(DOLLARS IN THOUSANDS)                                        1992         1991
- - - --------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSS:

Balance at beginning of period                             $30,363      $11,495
Provision charged to expense                                   215       39,903
Write-offs of receivables to their net realizable
  value, net of recoveries                                 (14,569)     (21,035)
Transfer to net assets held for sale                       (16,009)           0
                                                       ------------ ------------
Balance at end of period                                        $0      $30,363
                                                       ------------ ------------
                                                       ------------ ------------


Note: In addition to the above, a $4,000 write down was taken directly against the nonperforming assets.

INDUSTRIAL FUNDING CORP.
- - - -----------------------------------------------------------------------
Schedule IX - Short-term Borrowings


                                                     FOR THE YEAR ENDED
                                                          NOVEMBER 30,
                                                                  1991
                                                           -----------
Notes payable to banks:

   Balance at end of period                                          -
   Weighted average interest rate                                    -
   Maximum amount outstanding
     during the period                                         $54,873
   Average monthly amount
     outstanding during the period                              15,255
   Weighted monthly average interest
     rate during the period                                       9.80%
Commercial paper:
   Balance at end of period                                         -
   Weighted average interest rate                                   -
   Maximum amount outstanding
     during the period                                         $58,461
   Average monthly amount
     outstanding during the period                              34,956
   Weighted monthly average interest
     rate during the period                                       8.70%
