Form 10-Q
period 1994-02-28
INDUSTRIAL FUNDING CORP
filed 1994-04-13
CIK 857067

- -------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ________________

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED FEBURARY 28, 1994

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

                                  (503)228-2111
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---
                                ________________

                                                     Outstanding at
                  Class                              April 11, 1994
                  -----                              --------------
        Class A, Without Par Value                  1,875,000 shares
        Class B, Without Par Value                  5,625,000 shares



           (The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

- -------------------------------------------------------------------------------

                            INDUSTRIAL FUNDING CORP.


                                      INDEX






Part I.  Financial Information

         Item 1.   Financial Statements
                   Consolidated Balance Sheets . . . . . . . . . . . . 3
                   Consolidated Statements of Income . . . . . . . . . 4
                   Consolidated Statements of Shareholders' Equity . . 5
                   Consolidated Statements of Cash Flows . . . . . . . 6

                   Notes to Consolidated Financial Statements. . . . . 7

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations . . . 10


Part II.           Other Information

         Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . 11
         Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . 13

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

INDUSTRIAL FUNDING CORP.                                               UNAUDITED
- --------------------------------------------------------------------------------
Consolidated Balance Sheets



                                                                    FEBRUARY 28,   FEBRUARY 28,   NOVEMBER 30,
                                                                  --------------------------------------------
(DOLLARS IN THOUSANDS)                                                      1994           1993           1993
- --------------------------------------------------------------------------------------------------------------
ASSETS:
   Cash and temporary investments                                         $7,110              -         $6,586
   Restricted cash                                                           805              -            800
   Short-term investments                                                 18,321              -         18,260
   Notes receivable                                                       15,869              -         15,869
   Net assets held for sale                                                    -        $40,619              -
   Nonperforming assets                                                    1,415          7,041          3,025
   Other assets                                                              515              -             55
                                                                       ---------------------------------------
           TOTAL                                                         $44,035        $47,660        $44,595
                                                                       ---------------------------------------
                                                                       ---------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
   Accounts payable and accrued liabilities                                 $641         $1,831           $619
   Deferred income taxes                                                       -          2,564              -
                                                                       ---------------------------------------
       Total liabilities                                                     641          4,395            619


COMMITMENTS AND CONTINGENCIES                                                  -              -              -

REDEEMABLE PREFERRED STOCK
   Series A Cumulative Preferred Stock (without par value,
       134,310 shares issued and outstanding - at redemption
       and liquidation value of $100 per share)                           19,081         17,171         18,604

SHAREHOLDERS' EQUITY:
   Preferred stock (10,000,000 shares authorized, 134,310
       redeemable preferred shares outstanding)                                -              -              -
   Common stock:
       Class A (20,000,000 no par value shares authorized,
        1,875,000 outstanding)                                            20,381         20,381         20,381
       Class B (10,000,000 no par value shares authorized,
        5,625,000 outstanding)                                            27,831         27,831         27,831
   Accumulated deficit                                                   (23,899)       (22,118)       (22,840)
                                                                       ---------------------------------------

       Total shareholders' equity                                         24,313         26,094         25,372
                                                                       ---------------------------------------
           TOTAL                                                         $44,035        $47,660        $44,595
                                                                       ---------------------------------------
                                                                       ---------------------------------------



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDUSTRIAL FUNDING CORP.                                               UNAUDITED
- --------------------------------------------------------------------------------
Consolidated Statements of Income


                                                 FOR THE THREE MONTHS ENDED
                                                FEBRUARY 28,   FEBRUARY 28,
                                                ---------------------------
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)            1994           1993
- ---------------------------------------------------------------------------
REVENUE:
   Net lease revenue                                       -         $4,014
   Gain on sale of equipment                               -            931
   Other revenue                                        $363            494
                                                ---------------------------
       Total revenue                                     363          5,439
                                                ---------------------------

EXPENSES:
   Net selling, general and administrative               945          2,215
   Provision for credit loss                               -             45
   Interest expense                                        -          2,291
                                                ---------------------------
       Total expenses                                    945          4,551
                                                ---------------------------
INCOME (LOSS) BEFORE INCOME TAXES                       (582)           888

INCOME TAXES                                               0            300
                                                ---------------------------
NET (LOSS) INCOME                                      ($582)          $588
                                                ---------------------------
                                                ---------------------------
NET (LOSS) INCOME PER COMMON SHARE (Exhibit 11.1)     ($0.14)         $0.01
                                                ---------------------------
                                                ---------------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDUSTRIAL FUNDING CORP.                                             UNAUDITED
- ------------------------------------------------------------------------------
Consolidated Statements of Shareholders' Equity




                                                                                         SHAREHOLDERS' EQUITY
                                                                         ----------------------------------------------------
                                                                         CLASS A        CLASS B
                                                        PREFERRED         COMMON         COMMON    ACCUMULATED
(DOLLARS IN THOUSANDS)                                      STOCK          STOCK          STOCK        DEFICIT          TOTAL
- -----------------------------------------------------------------------------------------------------------------------------
BALANCE, NOVEMBER 30, 1993                                $18,604        $20,381        $27,831       ($22,840)       $25,372
   Preferred stock dividends accreted                         477              -              -           (477)          (477)
   Net loss                                                     -              -              -           (582)          (582)
                                                        ---------------------------------------------------------------------
BALANCE, FEBRUARY 28, 1994                                $19,081        $20,381        $27,831       ($23,899)       $24,313
                                                        ---------------------------------------------------------------------
                                                        ---------------------------------------------------------------------

BALANCE, NOVEMBER 30, 1992                                $16,694        $20,381        $27,831       ($22,229)       $25,983
   Preferred stock dividends accreted                         477              -              -           (477)          (477)
   Net income                                                   -              -              -            588            588
                                                        ---------------------------------------------------------------------
BALANCE, FEBRUARY 28, 1993                                $17,171        $20,381        $27,831       ($22,118)       $26,094
                                                        ---------------------------------------------------------------------
                                                        ---------------------------------------------------------------------



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDUSTRIAL FUNDING CORP.                                               UNAUDITED
- --------------------------------------------------------------------------------
Consolidated Statements of Cash Flow



                                                                                                  FOR THE THREE MONTHS ENDED
                                                                                                  FEBRUARY 28,   FEBRUARY 28,
                                                                                                  ---------------------------
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)                                                              1994           1993
- -----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTVITIES:
   Net income (loss)                                                                                     ($582)          $588
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization                                                                         -            997
       Provision for credit loss                                                                             -             45
       Gain on sale of equipment                                                                             -           (931)
       Increase in restricted cash                                                                          (5)             -
       (Increase) Decrease in other assets                                                                (460)           119
       Recovery of unrealized loss on short-term investments                                               (83)             -
       Loss on sale of short-term investments                                                              357              -
       Increase (Decrease) in accounts payable and other liabilities                                        22           (884)
       Decrease in deferred income taxes                                                                     -            507
       Other                                                                                               (26)             -
                                                                                                  ---------------------------
       Total adjustments                                                                                  (195)          (147)
                                                                                                  ---------------------------
   Net cash (used in) provided by operating activities                                                    (777)           441
                                                                                                  ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Principal payments received on lease receivables                                                          -         15,430
   Payments received on sale of equipment                                                                    -          5,238
   Payments received on nonperforming assets                                                             1,636              -
   Increase in short-term investments                                                                  (11,682)             -
   Payments received on sale of short-term investments                                                  11,347              -
   Purchase of equipment to be financed                                                                      -         (2,233)
   Initial direct costs - deferred                                                                           -           (129)
   Purchase of property and equipment                                                                        -            (52)
                                                                                                  ---------------------------
   Net cash provided by investing activities                                                             1,301         18,254
                                                                                                  ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                                                                      -        (29,856)
   Decrease in restricted cash                                                                               -         12,174
                                                                                                  ---------------------------
   Net cash used in financing activities                                                                     -        (17,682)
                                                                                                  ---------------------------
INCREASE IN CASH AND TEMPORARY INVESTMENTS                                                                 524          1,013

CASH AND TEMP. INVESTMENTS AT BEGINNING OF PERIOD                                                        6,586          1,166
                                                                                                  ---------------------------

CASH AND TEMP. INVESTMENTS AT END OF PERIOD                                                             $7,110         $2,179
                                                                                                  ---------------------------
                                                                                                  ---------------------------

SUPPLEMENTAL DISCLOSURES:
   Interest paid                                                                                             -         $2,207
   Income taxes refunded                                                                                     -           (207)
   Non-cash - preferred stock dividends accreted                                                          $477            477





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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). While these statements reflect all necessary, normal and recurring adjustments in the opinion of management required to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiary at February 28, 1994, and for the three months then ended, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. Further information is contained in the annual financial statements of the Company and notes thereto, for the year ended November 30, 1993, contained in the Company's Form 10-K, filed with the Commission pursuant to the Securities Exchange Act of 1934. Operating results for the three month period ended February 28, 1994, are not necessarily indicative of the results that may be expected for the full year.

NOTE 2.   SIGNIFICANT ACCOUNTING POLICIES

     SHORT-TERM INVESTMENTS. Short-term investment consist of mutual funds which are recorded at the lower of average cost or market. Aggregate net unrealized investment losses are included in results of operations.

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

NOTE 3.   CONTINGENCIES

     There is litigation pending against the Company, Industrial Leasing, the Company's previous majority shareholder First City and certain of its former affiliates and subsidiaries, certain directors, certain former directors and officers, its independent auditor, and the underwriters of the December 8, 1989, initial public offering. The class action lawsuits, WADE ET. AL. V. INDUSTRIAL ET. AL., filed January 1992, and a related case BOWER ET. AL. V. BELZBERG ET. AL., filed February 1992, allege violations of federal securities law. The WADE lawsuit also alleged violations under California state law, however, these claims were dismissed by the Court in January 1994. These lawsuits were filed in the United States District Court for the Northern District of California, and allege that plaintiffs were damaged as a result of alleged misstatements and omissions in documents disseminated in connection with the initial public offering and in subsequent communications and public filings by the Company, through February 1991. The Company has retained legal counsel to defend against these actions. The lawsuits are still in discovery, and therefore management is unable to determine their probable impact. However, as the plaintiffs allege damages of approximately $22.5 million, the lawsuits could have a material effect on results of operations and financial condition of the Company, if adversely determined.

     As a result of the sale of substantially all of Industrial Leasing's assets on May 27, 1993, plaintiffs moved the court for a preliminary injunction restraining the Company from withdrawing, transferring, pledging or disposing of any funds or assets received in connection with the Asset Sale, and further moved the court to supervise the transfer of any such assets. The court denied plaintiffs' injunction motions. In so doing, the court stated that plaintiffs were likely to prevail on their Section 11 claims and that, in the absence of the requested injunction, there was a possibility plaintiffs would be irreparably harmed. The preliminary findings of the court, however, will not control the ultimate determination of liability in connection with the
plaintiffs' Section 11 claim.   Subsequently, plaintiffs filed an appeal with
the Ninth Circuit Court of Appeals, which is scheduled for oral argument on April 13, 1994. It is not known when the Court of Appeals will rule on the appeal.

     On October 6, 1993, the trial judge ordered the WADE and BOWER cases to a settlement magistrate, in an attempt to facilitate a settlement of the securities litigation. A settlement conference was held on January 6, 1994, before the magistrate, with the parties and their counsel. Another settlement conference is scheduled for May 12, 1994 before the magistrate. There can be no assurance, however, that the securities litigation will be resolved by a settlement between the parties.

     On December 14, 1993, the court certified the WADE lawsuit as a class action.

     On March 4, 1994, the underwriter defendants filed a third-party claim in WADE for contribution against one current director, certain former directors, and one former officer of the Company. In their claim, the underwriter defendants seek to shift any damages assessed against them to these present and former directors and officers.

     The court has ordered a jury trial of the WADE action to begin in September, 1994.

     The Company has filed a lawsuit against two insurance carriers, demanding coverage against American Home under a directors and officers liability policy in the amount of approximately $5 million (Canadian), and against Continental Insurance under a general liability policy and umbrella policy of approximately $4 million (Canadian) and $16 million (Canadian), respectively. American Home and Continental have each filed answers denying liability. Continental has also filed a counterclaim against the Company, demanding reimbursement of the attorney fees and costs it advanced to the Company in connection with the defense of the securities class action lawsuits under a reservation of rights. As of March 31, 1994, Continental has advanced the Company attorney fees and costs in the amount of approximately $1.1 million which represents approximately 39 percent of the legal cost recovery requested.

     In January 1993, Alex. Brown & Sons and Piper Jaffray, Inc., the underwriters of the Company's initial public offering, filed an action against the Company, demanding that the Company pay the underwriters' attorney fees and costs associated with their defense of the securities litigation, in accordance with the Underwriting Agreement entered into by the Company. The court granted the underwriters' motion for summary judgment, on July 9, 1993, and ordered the Company to pay the underwriters' costs and legal fees as they are incurred. The Company has filed an appeal with the Ninth Circuit Court of Appeals, which is scheduled for oral argument on April 13, 1994. The Company has been advised that as of February 28, 1994 the total amount of expenses incurred by the underwriters was approximately $439,824. Such amount has not been accrued as the Company, based in part on discussions with counsel, believe that any liability related to the matter is unlikely to occur.

     Pursuant to an employment agreement entered into July 1, 1993, by the Company and the Company's President and Chief Executive Officer, John Estok, Mr. Estok may earn an incentive payment equal to 7 percent of the amount, if any, by which the Company's net cash recovery in the collection of its nonperforming assets exceeds the Company's forecast net cash recovery for the period commencing June 1, 1993 and ending May 31, 1994. During the period commencing June 1, 1993 and ending February 28, 1994, the Company's net cash recovery in the collection of its nonperforming assets exceeded its forecast net cash recovery by approximately $1.2 million. No accrual for payment has been made as of February 28, 1994.

     The Company is also a defendant in various lawsuits resulting from normal business activity. In the opinion of management, the disposition of all other such litigation currently pending will not have a material effect on the financial position or results of operation of the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


     The Company services a nonperforming lease portfolio through collection and disposition activities. This portfolio was specifically excluded from the Asset Sale concluded on May 27, 1993.

     The nonperforming portfolio is comprised of leases that either were seriously delinquent or otherwise impaired prior to the Asset Sale and consequently were written down in value to an amount estimated to be equal to their net realizable value. As assets written down to their net realizable value cannot be written up, the Company applies all cash proceeds to reduce the aggregate book value of the nonperforming portfolio.

     As of May 31, 1993, the fiscal quarter end that immediately followed the conclusion of the Asset Sale, the aggregate value of the nonperforming portfolio, as reflected on the financial statements of the Company, was $5.7 million. As of February 28, 1994 this value has been reduced through the application of cash recoveries to $1.4 million, a reduction of approximately 75%.

     The Company will continue its collection efforts as long as the performance is deemed by management to be cost effective. If the remaining cash recovery is less than the current book value of nonperforming assets, a loss will occur.
If, however, the collection effort results in the recovery of the entire book value, any additional recoveries will be recorded as a gain.

     The Company invests cash, derived primarily from the proceeds of the Asset Sale including the initial payment received from the purchaser pursuant to a purchase note, in a combination of short-term and long-term government bond mutual funds. These funds are reflected on the Company's balance sheet as short-term investments, and are recorded at the lower of cost or market value. Management periodically reviews the performance of these investments, and within certain limitations as provided in the Company's Investment

Policy, makes future investment decisions based upon individual fund performance and general government bond market conditions.

     The Company manages the defense of a pending litigation as described in
Part II, Item 1, and plans to continue to incur legal costs associated with this defense in the range of $1.5 million to $2.0 million per year. The securities class action lawsuit is scheduled for trial in September 1994. The Company plans to redeem its preferred stock, as soon as the current litigation pending against the Company is resolved, assuming funds are then available.

RESULTS OF OPERATION
THREE MONTHS ENDED FEBRUARY 28, 1994 COMPARED TO FEBRUARY 28, 1993

     As a result of the sale of substantially all of its assets on May 27, 1993, management believes that performance and results of operation are not comparable with prior periods.

     Revenue for the three months ended February 28, 1994 consisted primarily of interest and net investment income, as compared to net lease revenue, gain of sale of equipment, and other income a year earlier. Revenue for the fiscal period ending February 28, 1994 was $363,000 compared to $5.4 million for the same period a year ago.

     Total expenses were $945,000 for the three months ended February 28, 1994, compared to $4.6 million the previous year. Costs incurred in the defense of the securities litigation were $407,000 during the first fiscal quarter, or 43% of the total expenses incurred.

     The Company reports a net loss of $582,000 for the first quarter ended February 28, 1994, as compared to net income of $588,000 for the same period a year ago. The net loss per common share for the period was $0.14 per share as compared to a net income per common share of $0.01 a year earlier.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has no available short-term or long-term debt facilities. The Company believes that its present cash and short-term investments will allow it to manage the collection of the remaining assets and defend the legal proceedings against the Company.


                           PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There is litigation pending against the Company, Industrial Leasing, the Company's previous majority shareholder First City and certain of its former affiliates and subsidiaries, certain directors, certain former directors and officers, its independent auditor, and the underwriters of the December 8, 1989, initial public offering. The class action lawsuits,

WADE ET. AL. V. INDUSTRIAL ET. AL., filed January 1992, and a related case BOWER ET. AL. V. BELZBERG ET. AL., filed February 1992, allege violations of federal securities law. The WADE lawsuit also alleged violations under California state law, however, these claims were dismissed by the Court in January 1994. These lawsuits were filed in the United States District Court for the Northern District of California, and allege that plaintiffs were damaged as a result of alleged misstatements and omissions in documents disseminated in connection with the initial public offering and in subsequent communications and public filings by the Company, through February 1991. The Company has retained legal counsel to defend against these actions. The lawsuits are still in discovery, and therefore management is unable to determine their probable impact. However, as the plaintiffs allege damages of approximately $22.5 million, the lawsuits could have a material effect on results of operations and financial condition of the Company, if adversely determined.

     As a result of the sale of substantially all of Industrial Leasing's assets on May 27, 1993, plaintiffs moved the court for a preliminary injunction restraining the Company from withdrawing, transferring, pledging or disposing of any funds or assets received in connection with the Asset Sale, and further moved the court to supervise the transfer of any such assets. The court denied plaintiffs' injunction motions. In so doing, the court stated that plaintiffs were likely to prevail on their Section 11 claims and that, in the absence of the requested injunction, there was a possibility plaintiffs would be irreparably harmed. The preliminary findings of the court, however, will not control the ultimate determination of liability in connection with the
plaintiffs' Section 11 claim.   Subsequently, plaintiffs filed an appeal with
the Ninth Circuit Court of Appeals, which is scheduled for oral argument on April 13, 1994. It is not known when the Court of Appeals will rule on the appeal.

     On October 6, 1993, the trial judge ordered the WADE and BOWER cases to a settlement magistrate, in an attempt to facilitate a settlement of the securities litigation. A settlement conference was held on January 6, 1994, before the magistrate, with the parties and their counsel. Another settlement conference is scheduled for May 12, 1994 before the magistrate. There can be no assurance, however, that the securities litigation will be resolved by a settlement between the parties.

     On December 14, 1993, the court certified the WADE lawsuit as a class action.

     On March 4, 1994, the underwriter defendants filed a third-party claim in Wade for contribution against one current director, certain former directors, and one former officer of the Company. In their claim, the underwriter defendants seek to shift any damages assessed against them to these present and former directors and officers.

     The court has ordered a jury trial of the WADE action to begin in September, 1994.

     The Company has filed a lawsuit against two insurance carriers, demanding coverage against American Home under a directors and officers liability policy in the amount of approximately $5 million (Canadian), and against Continental Insurance under a general liability policy and umbrella policy of approximately $4 million (Canadian) and $16 million

(Canadian), respectively. American Home and Continental have each filed answers denying liability. Continental has also filed a counterclaim against the Company, demanding reimbursement of the attorney fees and costs it advanced to the Company in connection with the defense of the securities class action lawsuits under a reservation of rights. As of March 31, 1994, Continental has advanced the Company attorney fees and costs in the amount of $1.1 million which represents approximately 39 percent of the legal cost recovery requested.

     In January 1993, Alex. Brown & Sons and Piper Jaffray, Inc., the underwriters of the Company's initial public offering, filed an action against the Company, demanding that the Company pay the underwriters' attorney fees and costs associated with their defense of the securities litigation, in accordance with the Underwriting Agreement entered into by the Company. The court granted the underwriters' motion for summary judgment, on July 9, 1993, and ordered the Company to pay the underwriters' costs and legal fees as they are incurred. The Company has filed an appeal with the Ninth Circuit Court of Appeals, which is scheduled for oral argument on April 13, 1994. The Company has been advised that as of February 28, 1994 the total amount of expenses incurred by the underwriters was approximately $439,824. Such amount has not been accrued as the Company, based in part on discussions with counsel, believe that any liability related to the matter is unlikely to occur.

     Pursuant to an employment agreement entered into July 1, 1993, by the Company and the Company's President and Chief Executive Officer, John Estok, Mr. Estok may earn an incentive payment equal to 7 percent of the amount, if any, by which the Company's net cash recovery in the collection of its nonperforming assets exceeds the Company's forecast net cash recovery for the period commencing June 1, 1993 and ending May 31, 1994. During the period commencing June 1, 1993 and ending February 28, 1994, the Company's net cash recovery in the collection of its nonperforming assets exceeded its forecast net cash recovery by approximately $1.2 million. No accrual for payment has been made as of February 28, 1994.

     The Company is also a defendant in various lawsuits resulting from normal business activity. In the opinion of management, the disposition of all other such litigation currently pending will not have a material effect on the financial position or results of operation of the Company.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

11.1 Exhibit 11.1 is a statement of computation of per share earnings that includes the preferred stock dividend.

                                   SIGNATURES



    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  INDUSTRIAL FUNDING CORP.
                                                  (Registrant)


Date:   April 11, 1994                  By:/s/ JOHN J. ESTOK
        -------------------                -------------------------------------
                                           John J. Estok
                                           President and Chief Executive Officer



Date:   April 11, 1994                  By:/s/ JOHN W. PITT
        -------------------                -------------------------------------
                                           John W. Pitt
                                           Vice-President and Secretary

INDUSTRIAL FUNDING CORP.
- -------------------------------------------------------------------------------
Exhibit 11.1



                                                FOR THE THREE MONTHS ENDED
                                                FEBRUARY 28,   FEBRUARY 28,
                                                ---------------------------
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)            1994           1993
- ---------------------------------------------------------------------------
Net income (loss)                                      ($582)          $588
Cumulative preferred stock dividend                     (477)          (477)
                                                ---------------------------
Earnings (loss) on common stock                      ($1,059)          $111

Average number of common shares outstanding            7,500          7,500
                                                ---------------------------
Earnings (loss) per common share                      ($0.14)         $0.01
                                                ---------------------------
                                                ---------------------------

