Form 10-Q
period 1994-05-31
INDUSTRIAL FUNDING CORP
filed 1994-07-14
CIK 857067

- - -------------------------------------------------------------------------------

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 1994

                           Commission File No. 0-18071

                                ----------------

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

                                  (503)228-2111
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

                                ----------------

                                                       Outstanding at
          Class                                        July 13, 1994
          -----                                        -------------

     Class A, Without Par Value                        1,875,000 shares
     Class B, Without Par Value                        5,625,000 shares

           (The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

- - -------------------------------------------------------------------------------

                            INDUSTRIAL FUNDING CORP.


                                      INDEX



Part I.   Financial Information

          Item 1.   Financial Statements


                    Consolidated Statement of Net Assets                     3
                    Consolidated Statements of Income and Changes
                      in Net Assets                                          4
                    Consolidated Statements of Cash Flows                    5

                    Notes to Consolidated Financial Statements               6

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations           10


Part II.  Other Information

          Item 1.   Legal Proceedings                                       13
          Item 6.   Exhibits and Reports on Form 8-K                        13

          Signatures                                                        14

                         PART I.  FINANCIAL INFORMATION
                          ITEM 1.  FINANCIAL STATEMENTS


INDUSTRIAL FUNDING CORP.                                               UNAUDITED
- - --------------------------------------------------------------------------------
Consolidated Statement of Net Assets (liquidation basis) as of May 31, 1994 and
Consolidated Balance Sheets (going concern basis) as of May 31, and November 30,
1993



                                                                         May 31,        May 31,   November 30,
                                                                         -------------------------------------
(DOLLARS IN THOUSANDS)                                                      1994           1993           1993
- - --------------------------------------------------------------------------------------------------------------
ASSETS:
  Cash and temporary investments                                          $6,155        $20,185         $6,586
  Restricted cash                                                            810              0            800
  Short-term investments                                                  23,224              0         18,260
  Notes receivable                                                        12,695         19,638         15,869
  Nonperforming assets                                                       395          5,707          3,025
  Other assets                                                               216            734             55
                                                                         -------------------------------------
        TOTAL                                                            $43,495        $46,264        $44,595
                                                                         -------------------------------------
                                                                         -------------------------------------


LIABILITIES:
  Accounts payable and accrued liabilities                                  $784           $688           $619
  Reserve for estimated costs during the period of liquidation             4,160              0              0
                                                                         -------------------------------------
     Total liabilities                                                     4,944            688            619


COMMITMENTS AND CONTINGENCIES (Note 3)

REDEEMABLE PREFERRED STOCK
  Series A Cumulative Preferred Stock (without par value,
     134,310 shares issued and outstanding - at redemption
     and liquidation value of $100 per share)                             19,559         17,649         18,604
                                                                         -------------------------------------
        Total Liabilites and Redeemable Preferred Stock                   24,503         18,337         19,223

SHAREHOLDERS' EQUITY:
  Preferred stock (10,000,000 shares authorized, 134,310
     redeemable preferred shares outstanding)                                  0              0              0
  Common stock:
     Class A (20,000,000 no par value shares authorized,
        1,875,000 outstanding)                                                 0         20,381         20,381
     Class B (10,000,000 no par value shares authorized,
        5,625,000 outstanding)                                                 0         27,831         27,831
  Accumulated deficit                                                          0        (20,285)       (22,840)
                                                                         -------------------------------------

     Total shareholders' equity                                                0         27,927         25,372
                                                                         -------------------------------------

        TOTAL                                                            $24,503        $46,264        $44,595
                                                                         -------------------------------------

        NET ASSETS IN LIQUIDATION                                        $18,992             $0             $0
                                                                         -------------------------------------
                                                                         -------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDUSTRIAL FUNDING CORP.                                               UNAUDITED
- - --------------------------------------------------------------------------------
Consolidated Statements of Income and Changes in Net Assets


                                                                     For The Three Months Ended     For The Six Months Ended
                                                                         May 31,        May 31,        May 31,        May 31,
                                                                     --------------------------    --------------------------
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)                                1994           1993           1994           1993
- - -----------------------------------------------------------------------------------------------------------------------------
                                                                     LIQUIDATION  GOING CONCERN    LIQUIDATION  GOING CONCERN
                                                                           BASIS          BASIS          BASIS          BASIS


REVENUE:
  Net lease revenue                                                           $0         $3,360             $0         $7,374
  Gain on sale of equipment                                                    0            172              0          1,103
  Interest and dividend income                                               334              0            946              0
  Gain (loss) on sale of investments                                          10              0           (339)             0
  Unrealized loss on market value                                           (162)             0            (78)             0
  Other revenue                                                               12            383             28            877
                                                                     --------------------------------------------------------
     Total revenue                                                           194          3,915            557          9,354
                                                                     --------------------------------------------------------

EXPENSES:
  Net selling, general and administrative                                    876          1,948          1,820          4,163
  Provision for credit loss                                                    0             10              0             55
  Interest expense                                                             0          1,530              0          3,821
  Loss on sale of assets                                                       0            692              0            692
                                                                     --------------------------------------------------------

     Total expenses                                                          876          4,180          1,820          8,731
                                                                     --------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                                               (682)          (265)        (1,263)           623

ADJUSTMENT FOR LIQUIDATION BASIS                                           4,160              0          4,160              0
                                                                     --------------------------------------------------------

INCOME (LOSS) BEFORE INCOME
  TAX BENEFIT                                                             (4,842)          (265)        (5,423)           623

INCOME TAX BENEFIT                                                             0         (2,576)             0         (2,276)
                                                                     --------------------------------------------------------

NET INCOME (LOSS)                                                        ($4,842)        $2,311        ($5,423)        $2,899
                                                                     --------------------------------------------------------
                                                                     --------------------------------------------------------

NET INCOME (LOSS) PER SHARE (Exhibit 11.1)                                ($0.71)         $0.24         ($0.85)         $0.26

                                                                     --------------------------------------------------------
                                                                     --------------------------------------------------------




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDUSTRIAL FUNDING CORP.                                               UNAUDITED
- - --------------------------------------------------------------------------------
Consolidated Statements of Cash Flows


                                                                            For the Six Months Ended
                                                                              May 31,        May 31,
                                                                            ------------------------
(DOLLARS IN THOUSANDS)                                                           1994           1993
- - ----------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTVITIES:
  Net income (loss)                                                           ($5,423)        $2,899
  Adjustments to reconcile net income (loss) to net cash provided by operating activiites:
    Depreciation and amortization                                                   0          1,807
    Provision for credit loss                                                       0             55
    Gain on sale of equipment                                                       0         (1,103)
    Adjustment to liquidation basis                                             4,160              0
    Increase in restricted cash                                                   (10)             0
    (Increase) decrease in other assets                                          (161)          (503)
    Unrealized loss on short-term investments                                      78              0
    Loss on sale of short-term investments                                        339              0
    Increase (decrease) in accounts payable and other liabilities                 164         (2,590)
    Decrease in deferred income taxes                                               0         (2,057)
    Loss on sale of assets                                                          0            692
    Other                                                                         (32)            26
                                                                            ------------------------

    Total adjustments                                                           4,538         (3,673)
                                                                            ------------------------

  Net cash used in operating activities                                          (885)          (774)
                                                                            ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal payments received on lease receivables                                  0         27,697
  Payments received on sale of equipment                                            0          8,557
  Payments received on nonperforming assets                                     2,667              0
  Increase in short-term investments                                          (20,351)             0
  Payments received on sale of short-term investments                          14,964              0
  Principal payment received on note receivable                                 3,174              0
  Cash received on sale of assets (net of $12,829 cash sold)                        0          7,356
  Purchase of equipment to be financed                                              0         (2,773)
  Initial direct costs - deferred                                                   0           (130)
  Purchase of property and equipment                                                0            (81)
                                                                            ------------------------
  Net cash provided by investing activities                                       454         40,626
                                                                            ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                                              0        (44,311)
  Decrease in restricted cash                                                       0         23,478
                                                                            ------------------------

  Net cash used in financing activities                                             0        (20,833)
                                                                            ------------------------

INCREASE (DECREASE) IN CASH AND TEMPORARY INVESTMENTS                            (431)        19,019

CASH AND TEMP. INVESTMENTS AT BEGINNING OF PERIOD                               6,586          1,166
                                                                            ------------------------

CASH AND TEMP. INVESTMENTS AT END OF PERIOD                                    $6,155        $20,185
                                                                            ------------------------
                                                                            ------------------------

SUPPLEMENTAL DISCLOSURES:
  Interest paid                                                                    $0         $3,890
  Income taxes refunded                                                            $0           (120)
  Non-cash - preferred stock dividends accreted                                   955            955
  Non-cash - note receivable from sale of assets                                    0         19,638




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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). While these statements reflect all necessary, normal and recurring adjustments, including those required for liquidation basis accounting, which in the opinion of management are required to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiary at May 31, 1994, and for the three and six months then ended, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. Further information is contained in the annual financial statements of the Company and notes thereto, for the year ended November 30, 1993, contained in the Company's Form 10-K, filed with the Commission pursuant to the Securities Exchange Act of 1934. Operating results for the three and six month periods ended May 31, 1994, are not necessarily indicative of the results that may be expected for the full year. See Note 2 regarding a plan of liquidation.

NOTE 2.   PLAN OF DISSOLUTION AND COMPLETE LIQUIDATION

     The Board of Directors of the Company approved a Plan of Dissolution and Complete Liquidation (the "Plan of Liquidation") on May 20, 1994. The Board has called a special meeting of the shareholders to be held on approximately August 8, 1994. The effective date of this Plan of Liquidation will be the date on which it is approved and adopted by the shareholders. As of May 31, 1994, IFC Holdings owned 100% of the Class B Common Stock of the company, which represents 75% of the ownership of the Company and 96.8% of the outstanding Common Stock voting rights. As a result, IFC Holdings has a sufficient number of votes to approve the Plan of Liquidation, regardless of the vote of any other shareholders. IFC Holdings has agreed to vote such shares in favor of the proposed Plan of Liquidation and, as a result, approval of the Plan of Liquidation is assured. As a result of the Board's approval of the Plan of Liquidation, the Company's financial statements as of May 31, 1994, and for the three and six months then ended, have been prepared on a liquidation basis. Accordingly, assets have been valued at their estimated net realizable value and liabilities include estimated costs associated with carrying out the Plan of Liquidation.

     The net adjustment at May 31, 1994 required to convert from a going concern (historical cost) basis to a liquidation basis of accounting was a decrease in the carrying value of net assets of $4.2 million which is included in the consolidated statement of income and changes in net assets (liquidation basis). This decrease in the carrying value of net assets is a result of recording estimated liabilities associated with carrying out the Plan of Liquidation.

     Under the liquidation basis, the Company has estimated future liabilities associated with carrying out the Plan of Liquidation (see assumptions below). The Company has not reflected future revenues by way of interest or investment income or gains associated with the nonperforming portfolio as such income will be recognized when realized.

     The statement of net assets as of May 31, and November 30, 1993, and the consolidated statement of income and changes in net assets for the three and six months ended May 31, 1993 have been prepared using the historical cost (going concern) basis of accounting on which the Company has previously reported its financial condition and its results of operations.

     The conversion of the Company's assets and liabilities to the liquidation basis of accounting requires significant estimates and judgments by management of the Company. A summary of the Plan of Liquidation, and the significant judgments and estimates made, are described below.

     The Plan of Liquidation calls for the orderly liquidation of the Company over a five year period from the effective date of the Plan of Liquidation. The period may be shortened or lengthened if it is deemed to be in the best interest of the shareholders. The Company may engage in transactions as may be appropriate to its complete liquidation, including the sale, exchange, or other disposition of all or any part of its remaining assets for cash, shares, bonds, or other securities or property, or any combination of the foregoing. Prior to the final distribution of the assets of the Company to its shareholders, the Company will invest its cash or other liquid assets. The Company will also discharge or otherwise provide for all its liabilities and obligations.

     The Company has made the following assumptions in the valuation of the assets and liabilities of the Company on the liquidation basis of accounting:

     1) Short-term investments are carried at their estimated net realizable value. No accrual has been made for future income or loss on investments except for unrealized gains or losses that existed at May 31, 1994, if any.

     2) Notes receivable. The Company has the intent and ability to hold this receivable to maturity, which is May 27, 1996. No valuation allowance is deemed necessary. Interest income will be recognized when earned at a rate of 6% per annum.

     3) Nonperforming assets are carried at their estimated net realizable value. The Company does not anticipate any additional losses on the aggregate nonperforming assets as of May 31, 1994, therefore, no write-down of these assets was taken. Gains, if any, on the liquidation of the nonperforming assets will be recorded at the time they are realized. The Company estimates that the collection efforts on the nonperforming assets will cease at approximately December 31, 1994; however, this date is subject to change should facts and circumstances change.

     4) Preferred stock. Dividends on preferred stock have been accreted through May 31, 1994. Additional dividends will be accreted as earned.

     5) Reserve for estimated costs during the period of liquidation. This amount represents costs that management estimates will be incurred to liquidate the Company. Major assumptions are as follows:

          a)   Nonperforming assets will be liquidated as of December 31, 1994;

          b) The litigation, (WADE ET. AL., V. INDUSTRIAL ET. AL.) is scheduled to go to trial in September of 1994. Legal costs associated with this litigation have been accrued through October 1994. No accrual has been made as to the resolution of this litigation, as the amount, if any, cannot presently be determined;

          c) No accrual has been made with regard to the demand of the Company's underwriters that the Company pay the underwriters' attorney fees and costs incurred in connection with their defense of the securities litigation as the Company. Based in part on discussions with counsel, management believes that any liability related to the matter is unlikely to occur;

          d) Administrative costs have been accrued through May 31, 1996, the anticipated date of the final payment on the note receivable. No costs have been accrued subsequent to May 1996, as the Company currently anticipates all matters will be resolved at that time.

     All of the above assumptions are subject to change should facts and circumstances change.

NOTE 3.   CONTINGENCIES

     There is litigation pending against the Company, Industrial Leasing, the Company's previous majority shareholder, First City, and certain of its former affiliates and subsidiaries, certain directors, certain former directors and officers, its independent auditor, and the underwriters of the December 8, 1989, initial public offering. The class action lawsuits, WADE ET. AL. V. INDUSTRIAL ET. AL., filed January 1992, and a related case BOWER ET. AL. V. BELZBERG ET. AL., filed February 1992, allege violations of federal securities law. The WADE lawsuit also alleged violations under California state law; however, these claims were dismissed by the Court in January 1994. These lawsuits were filed in the United States District Court for the Northern District of California (the "Court"), and allege that plaintiffs were damaged as a result of alleged misstatements and omissions in documents disseminated in connection with the initial public offering and in subsequent communications and public filings by the Company, through February 1991. The Company has retained legal counsel to defend against these actions. Initial discovery has been completed, however, expert discovery is ongoing. Disposition motions by plaintiffs and defendants, including the Company, are pending. The Court has ordered a jury trial of WADE scheduled for September 1994. Plaintiffs allege damages of approximately $22.5 million. The lawsuits could have a material effect on results of operations and financial condition of the Company if adversely determined.

     As a result of the sale of substantially all of Industrial Leasing's assets on May 27, 1993, plaintiffs moved the Court for a preliminary injunction restraining the Company from withdrawing, transferring, pledging or disposing of any funds or assets received in connection with the Asset Sale, and further moved the Court to supervise the transfer of any such assets. The Court denied plaintiffs' injunction motions. In so doing, the Court stated that plaintiffs were likely to prevail on their Section 11 claims and that, in the absence of the requested injunction, there was a possibility plaintiffs would be irreparably harmed. The preliminary findings of the Court, however, will not control the ultimate determination of liability in connection with the
plaintiffs' Section 11 claim.   The plaintiffs have filed an appeal with the
Ninth Circuit Court of Appeals (the "Court of Appeals"). It is not known when the Court of Appeals will rule on the appeal.

     On October 6, 1993, the trial judge ordered the WADE and BOWER cases to a settlement magistrate, in an attempt to facilitate a settlement of the securities litigation. There can be no assurance, however, that the securities litigation will be resolved by a settlement between the parties.

     On June 23, 1994, the Company and the other defendants in WADE moved for summary judgment of the claims asserted by the plaintiffs. Also, on June 23, 1994, plaintiffs moved for summary judgment against the Company solely on plaintiffs' Section 11 claim. Oral argument is currently scheduled to be heard by the Court on these motions on August 8, 1994.

     The Company has filed a lawsuit against two insurance carriers, demanding coverage against American Home under a directors and officers liability policy in the amount of approximately $5 million (Canadian), and against Continental Insurance under a general liability policy and umbrella policy of approximately $4 million (Canadian) and $16 million (Canadian), respectively. American Home and Continental have each filed answers denying liability. Continental has also filed a counterclaim against the Company, demanding reimbursement of the attorney fees and costs it advanced to the Company in connection with the defense of the securities class action lawsuits under a reservation of rights. As of May 31, 1994, Continental has advanced the Company attorney fees and costs in the amount of approximately $1.6 million.

     In May 1994, the Company filed a motion for summary adjudication of its claims against American Home. On June 27, 1994, the Court granted the insured plaintiffs' motion for summary judgment against American Home. The Court held the claims asserted in WADE were covered acts under the American Home policy unless it is ultimately determined by a finder of fact that the insureds deliberately defrauded investors or were unjustly enriched from the disclosures identified in WADE. The Court also held that allocation issues remain concerning the Continental policies and the American Home policy.

     In January 1993, Alex. Brown & Sons and Piper Jaffray, Inc., the underwriters of the

Company's initial public offering, filed an action against the Company, demanding that the Company pay the underwriters' attorney fees and costs associated with their defense of the securities litigation, in accordance with the Underwriting Agreement entered into by the Company. The Court granted the underwriters' motion for summary judgment, on July 9, 1993, and ordered the Company to pay the underwriters' costs and legal fees as they are incurred. An appeal of this decision is pending before the Court of Appeals. The Company has been advised that as of May 31, 1994 the total amount of expenses incurred by the underwriters was approximately $566,000. Such amount has not been accrued as the Company, based in part on discussions with counsel, believe that any liability related to the matter is unlikely to occur.

     On March 4, 1994, the underwriter defendants filed a third-party claim in WADE for contribution against one current director, certain former directors, and one former officer of the Company. In their claim, the underwriter defendants seek to shift any damages assessed against them to these present and former directors and officers. On May 18, 1994, the Court dismissed some of these contribution claims against some of the parties. On June 6, 1994, the Court stayed and severed the contribution action, to be adjudicated following the conclusion of WADE. Under Oregon law, the Company may be required to indemnify the officers and directors if this matter is adversely determined.

     The Company is also a defendant in various lawsuits resulting from normal business activity. In the opinion of management, the disposition of all other such litigation currently pending will not have a material effect on the financial position or results of operation of the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


     The Company services a nonperforming lease portfolio through collection and disposition activities. This portfolio was specifically excluded from the assets sold by the Company in an asset sale that concluded on May 27, 1993 (the "Asset Sale").

     The nonperforming lease portfolio is comprised of leases that either were seriously delinquent or otherwise impaired prior to the Asset Sale and consequently were written down in value to an amount estimated to be equal to their net realizable value. As of May 31, 1994, the aggregate value of the nonperforming portfolio, as reflected on the financial statements of the Company was $395,000, compared to $1.4 million as of February 28, 1994, and compared to $5.7 million at May 31, 1993.

     The Company plans to continue its collection efforts so long as cash recoveries are deemed by management to exceed the costs of collection and disposition. If the total remaining cash recoveries are less than the remaining value as reflected on the Company's financial statements an additional loss will occur. If the remaining cash recoveries exceed the remaining book value, any subsequent recoveries will be recorded as a gain. The Company anticipates, at May 31, 1994, that the collection efforts may result in gains during the next two fiscal quarters, although it is not possible to predict the extent of such gains.

     The Company invests cash, derived primarily from the proceeds of the Asset Sale including payments received from the purchaser pursuant to a purchase note (the "Purchase Note"), in accordance with an Investment Policy, primarily in securities issued or guaranteed by the United States government, or mutual funds invested in such securities through financial advisors. These investments are reflected on the Company's balance sheet as short-term investments and are recorded at their net realizable value. During the fiscal quarter ending May 31, 1994, interest rates fluctuated significantly with the result of a general upward movement in interest rates. As a result of this volatility, the Company incurred unrealized losses of $162,000 for the period in its short-term portfolio. Management reviews the performance of these investments on a regular basis, and within the investment limitations as provided in its Investment Policy, makes investment decisions based upon general government bond market conditions.

     On May 27, 1994, the Company received its scheduled payment of interest and principal under the Purchase Note in the amount of $3.6 million.

     The Company continues to defend pending litigation as described in Note 3, Contingencies, in Notes to Consolidated Financial Statements, and will continue to incur significant legal costs associated with this defense. The level of costs are expected to increase in the period immediately preceding and during the trial, which is scheduled to commence in September 1994. The Company has included $1.975 million in the adjustment for liquidation basis as estimated legal defense costs for the period June through October 1994.

     On May 20, 1994, the Board of Directors approved a Plan of Liquidation, which remains subject to shareholder approval. As of May 31, 1994, IFC Holdings Inc. owned 100% of the Class B Common Stock of the Company, which represents 75% of the ownership of the Company and 96.8% of the outstanding Common Stock voting rights of the Company. As a result, IFC Holdings has a sufficient number of votes to approve the Plan, regardless of the vote of any other shareholders.
IFC Holdings has agreed to vote such shares in favor of the proposed Plan and, as a result, approval of the Plan is assured. The Company has prepared its financial statements for the three and six month period ended May 31, 1994 on a liquidation basis. Accordingly, assets have been valued at their estimated net realizable value and liabilities include estimated costs associated with carrying out the Plan of Liquidation.

     The net adjustment at May 31, 1994 required to convert from a going concern (historical costs) basis to a liquidating basis of accounting was a decrease in the carrying value of net assets of $4.2 million, which in included in the statement of consolidated income and changes in net assets (liquidation basis). See Note 2, Plan of Dissolution and Complete Liquidation.

     In future periods, the Company's net income will consist of current period revenues from cash, investments, note receivable and collection of nonperforming assets, less any adjustment to the estimated expenses based upon actual performance or upon revised estimates.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MAY 31, 1994 COMPARED TO MAY 31, 1993

     As a result of the Asset Sale on May 27, 1993, and the revised presentation of its financial statements for the three months ended May 31, 1994 as a result of the Board approval of the adoption of the Plan of Liquidation, management believes that performance and results of operations are not comparable with prior periods.

     Revenue for the three months ended May 31, 1994 consisted primarily of interest income, net of a loss on investments for the period, of $194,000, as compared to net lease and other revenue, and gains on sale of equipment of $3.9 million for the same period a year earlier.

     Operating expenses were $876,000 for the three months ended May 31, 1994, compared to $4.2 million the previous year. Costs incurred in the defense of the securities litigation were $202,000 for the period, which reflects reimbursement from Continental Insurance in the amount of $566,000. Continental has provided the payment under a reservation of rights based on a counterclaim filed against the Company. See Note 3, Contingencies, in Notes to the Consolidated Financial Statements.

     As a result of the Board's approval of the Plan of Liquidation, the Company's financial statements, for the three and six months ended May 31, 1994, have been prepared on a liquidating basis. Accordingly, assets have been valued at their estimated net realizable value and the liabilities include estimated costs associated with implementing the Plan of Liquidation.

     The net adjustment required to convert from a going concern basis to a liquidation basis of accounting was a decease in the carrying value of the net assets of $4.2 million, which is included in the consolidated statement of income and changes in net assets (liquidation basis).

     The Company reports a net loss of $4.8 million the quarter ended May 31, 1994, compared to net income of $2.3 million for the same period a year ago.

SIX MONTHS ENDED MAY 31, 1994 COMPARED TO MAY 31, 1993

     As a result of the Asset Sale and as a result of the change in the presentation of the Company's financial results from a going concern basis to a liquidation basis for the three and six months ended May 31, 1994, management believes that performance is not comparable with prior periods.

     Total revenues for the six months ended May 31, 1994 were $557,000 compared to $9.4 million a year earlier. Expenses for the six month period were $1.8 million in 1994, compared to $8.7 million a year earlier.

     The Company reports a net loss of $5.4 million for the six months ended May 31, 1994, as compared to net income of $2.9 million a year earlier.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has no available short-term or long-term debt facilities. The Company believes that its present cash short-term investments and collection of its notes receivable will allow it to manage the collection of the remaining assets, carry out the Plan of Liquidation, and defend the legal proceedings against the Company.

                           PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

       See Note 3, Contingencies, in Notes to the Consolidated Financial Statements beginning on page 8.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

8-K The Company filed a Form 8-K, related to the Plan of Liquidation, on May 31, 1994.

11.1 Exhibit 11.1 is a statement of computation of per share earnings that includes the preferred stock dividend.

                                   SIGNATURES



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INDUSTRIAL FUNDING CORP.
                                   (Registrant)


Date:  July 12, 1994               By:  /S/ JOHN J. ESTOK
       -------------                    ------------------------------

                                        John J. Estok
                                        President and Chief Executive Officer



Date:  July 12, 1994               By:  /S/ JOHN W. PITT
       -------------                    ------------------------------

                                        John W. Pitt
                                        Vice-President and Secretary