Form 10-Q
period 1994-08-31
INDUSTRIAL FUNDING CORP
filed 1994-10-14
CIK 857067

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                             ----------------

                                 FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


              FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1994

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

                               (503)228-2111
           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes      No
                                                           ---     ---

                             ----------------

                                                        Outstanding at
                    Class                              October 12, 1994
                    -----                              ----------------
         Class A, Without Par Value                    1,875,000 shares
         Class B, Without Par Value                    5,625,000 shares


         (The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         INDUSTRIAL FUNDING CORP.


                                   INDEX




Part I.  Financial Information

         Item 1.   Financial Statements

                   Consolidated Statement of Net Assets                   3
                   Consolidated Statements of Income and Changes
                     in Net Assets                                        4
                   Consolidated Statements of Cash Flows                  5

                   Notes to Consolidated Financial Statements             6

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations         10


Part II. Other Information

         Item 1.   Legal Proceedings                                     12
         Item 4.   Submission of Matters to a Vote of Security Holders   13
         Item 6.   Exhibits and Reports on Form 8-K                      13

         Signatures                                                      14

INDUSTRIAL FUNDING CORP.                                         UNAUDITED
- --------------------------------------------------------------------------------
Consolidated Statement of Net Assets (liquidation basis) as of August 31,
1994 and Consolidated Balance Sheets (going concern basis) as of August
31, and November 30, 1993



                                                              August 31,    August 31,  November 30,
                                                              --------------------------------------
(DOLLARS IN THOUSANDS)                                              1994          1993          1993
- ----------------------------------------------------------------------------------------------------
ASSETS:
  Cash and temporary investments                                  $5,380        $3,259        $6,586
  Restricted cash                                                  1,165             -           800
  Short-term investments                                          23,577        18,108        18,260
  Notes receivable                                                12,695        19,043        15,869
  Nonperforming assets                                                 -         4,360         3,025
  Other assets                                                       685           486            55
                                                               -------------------------------------
       TOTAL                                                     $43,502       $45,256       $44,595
                                                               -------------------------------------
                                                               -------------------------------------

LIABILITIES:
  Accounts payable and accrued liabilities                          $912          $711          $619
  Reserve for litigation settlement                                5,000             -             -
  Reserve for estimated costs during the period of liquidation     1,627             -             -
                                                               -------------------------------------
     Total liabilities                                             7,539           711           619


COMMITMENTS AND CONTINGENCIES (Note 3)

REDEEMABLE PREFERRED STOCK
  Series A Cumulative Preferred Stock (without par value,
    134,310 shares issued and outstanding - at redemption
    and liquidation value of $100 per share)                      20,036        18,126        18,604
                                                               -------------------------------------
    Total Liabiliites and Redeemable Preferred Stock              27,575        18,837        19,223

SHAREHOLDERS' EQUITY:
  Preferred stock (10,000,000 shares authorized, 134,310
    redeemable preferred shares outstanding)                           -             -             -
  Common stock:
    Class A (20,000,000 no par value shares authorized,
       1,875,000 outstanding)                                          -        20,381        20,381
    Class B (10,000,000 no par value shares authorized,
       5,625,000 outstanding)                                          -        27,831        27,831
  Accumulated deficit                                                  -       (21,793)      (22,840)
                                                               -------------------------------------
    Total shareholders' equity                                         -        26,419        25,372
                                                               -------------------------------------
       TOTAL                                                      27,575       $45,256       $44,595
                                                               -------------------------------------
       NET ASSETS IN LIQUIDATION                                 $15,927             -             -
                                                               -------------------------------------
                                                               -------------------------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDUSTRIAL FUNDING CORP.                                         UNAUDITED
- --------------------------------------------------------------------------
Consolidated Statements of Income and Changes in Net Assets



                                                 For The Three Months Ended      For The Nine  Months Ended
                                                 August 31,      August 31,      August 31,      August 31,
                                                ---------------------------     ---------------------------
(Dollars In Thousands Except Per Share Data)           1994            1993            1994            1993
- -----------------------------------------------------------------------------------------------------------
                                                LIQUIDATION   GOING CONCERN     LIQUIDATION   GOING CONCERN
                                                      BASIS           BASIS           BASIS           BASIS
REVENUE:
     Net lease revenue                                    -               -               -          $7,374
     Gain on sale of equipment                            -               -               -           1,103
     Gain on nonperforming portfolio                   $818               -            $818               -
     Interest and dividend income                       578               -           1,524               -
     Gain (loss) on sale of investments                  28               -            (311)              -
     Unrealized loss on market value                     (1)              -             (79)              -
     Other revenue                                       11            $484              39           1,361
                                                -----------------------------------------------------------
         Total revenue                                1,434             484           1,991           9,838
                                                -----------------------------------------------------------

EXPENSES:
     Net selling, general and administrative              -           1,081           1,820           5,244
     Provision for credit loss                            -               -               -              55
     Interest expense                                     -               -               -           3,821
     Loss on sale of assets                               -             636               -           1,328
                                                -----------------------------------------------------------
         Total expenses                                   0           1,717           1,820          10,448
                                                -----------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                         1,434          (1,233)            171            (610)
LITIGATION SETTLEMENT                                (5,000)              -          (5,000)              -
ADJUSTMENT FOR LIQUIDATION BASIS                        978               -          (3,182)              -
                                                -----------------------------------------------------------
LOSS BEFORE INCOME TAX BENEFIT                       (2,588)         (1,233)         (8,011)           (610)

INCOME TAX BENEFIT                                        -            (202)              -          (2,478)
                                                -----------------------------------------------------------

NET INCOME (LOSS)                                   ($2,588)        ($1,031)        ($8,011)         $1,868
                                                -----------------------------------------------------------
                                                -----------------------------------------------------------

NET INCOME (LOSS) PER SHARE (Exhibit 11.1)           ($0.41)         ($0.20)         ($1.26)          $0.06
                                                -----------------------------------------------------------
                                                -----------------------------------------------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDUSTRIAL FUNDING CORP.                                         UNAUDITED
- --------------------------------------------------------------------------
Consolidated Statements of Cash Flow




                                                                                        For the Nine Months Ended
                                                                                                August 31,
                                                                                        -------------------------
(DOLLARS IN THOUSANDS)                                                                       1994            1993
- -----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTVITIES:
  Net income (loss)                                                                       ($8,011)         $1,868
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization                                                               -           1,807
    Provision for credit loss                                                                   -              55
    Gain on sale of equipment                                                                   -          (1,103)
    Gain on nonperforming portfolio                                                          (818)              -
    Adjustment to liquidation basis                                                         1,627               -
    Provision for litigation settlement                                                     5,000
    Increase in restricted cash                                                              (365)              -
    Increase in other assets                                                                 (630)           (255)
    Recovery of unrealized loss on short-term investments                                      79               -
    Loss on sale of short-term investments                                                    311               -
    (Inrease) Decrease in accounts payable and other liabilities                              293          (2,567)
    Decrease in deferred income taxes                                                           -          (2,057)
    Loss on sale of assets                                                                      -           1,328
    Other                                                                                     (50)            (15)
                                                                                        -------------------------
    Total adjustments                                                                       5,447          (2,807)
                                                                                        -------------------------
  Net cash used in operating activities                                                    (2,564)           (939)
                                                                                        -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal payments received on lease receivables                                              -          27,697
  Payments received on sale of equipment                                                        -           9,904
  Payments received on nonperforming assets                                                 3,891               -
  Increase in short-term investments                                                      (32,789)        (18,108)
  Payments received on sale of short-term investments                                      27,082               -
  Principal payment received on note receivable                                             3,174               -
  Cash received on sale of assets (Net of $12,829 cash sold)                                    -           7,356
  Purchase of equipment to be financed                                                          -          (2,773)
  Initial direct costs - deferred                                                               -            (130)
  Purchase of property and equipment                                                            -             (81)
                                                                                        -------------------------
  Net cash provided by investing activities                                                 1,358          23,865
                                                                                        -------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                                                          -         (44,311)
  Decrease in restricted cash                                                                   -          23,478
                                                                                        -------------------------
  Net cash used in financing activities                                                         0         (20,833)
                                                                                        -------------------------

INCREASE (DECREASE) IN CASH AND TEMPORARY INVESTMENTS                                      (1,206)          2,093

CASH AND TEMP. INVESTMENTS AT BEGINNING OF PERIOD                                           6,586           1,166
                                                                                        -------------------------

CASH AND TEMP. INVESTMENTS AT END OF PERIOD                                                $5,380          $3,259
                                                                                        -------------------------
                                                                                        -------------------------

SUPPLEMENTAL DISCLOSURES:
  Interest paid                                                                                 -          $3,890
  Income taxes refunded                                                                         -            (650)
  Non-cash - preferred stock dividends accreted                                            $1,432           1,432
  Non-cash - note receivable from sale of assets                                                -          19,043


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   ORGANIZATION AND BASIS OF PRESENTATION

     Industrial Funding Corp. (the "Company"), a majority owned subsidiary of IFC Holdings Inc. ("IFC Holdings"), was incorporated in October of 1989, as a holding company formed for the purpose of owning Industrial Leasing Corporation ("Industrial Leasing"). During 1992, First City Realty Investment Corp. ("FCRIC"), the Company's previous majority shareholder, transferred all of its interest in the Company to IFC Holdings. The accompanying consolidated financial statements include all of the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions and accounts have been eliminated in consolidation.

     Until May of 1993, the business of the Company was providing capital equipment lease financing to small businesses. At that time, the Company completed a sale of substantially all of the assets of Industrial Leasing (the "Asset Sale"), to ILC Acquisition Corp., a wholly owned subsidiary of Parrish Equipment Partners L.P. ("Parrish"), in a transaction approved by shareholders of the Company on May 17, 1993.

     Subsequent to the Asset Sale, Company activities include the collection and disposition of remaining assets, the investment of liquid assets, and the management of legal proceedings against the Company.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). While these statements reflect all necessary, normal and recurring adjustments, including those required for liquidation basis accounting, which in the opinion of management are required to present fairly, in all material respects, the financial position, results of operation and cash flows of the Company and its subsidiary at August 31, 1994, and for the three and nine months then ended, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. Further information is contained in the annual financial statements of the Company and notes thereto, for the year ended November 30, 1993, contained in the Company's Form 10-K, filed with the SEC pursuant to the Securities Exchange Act of 1934. Operating results for the three and nine month periods ended August 31, 1994, are not necessarily indicative of the results that may be expected for the full year. See Note 2 regarding a plan of liquidation.

NOTE 2.   PLAN OF DISSOLUTION AND COMPLETE LIQUIDATION

     The Board of Directors of the Company approved a Plan of Dissolution and Compete Liquidation (the "Plan of Liquidation"), on May 20, 1994, for submission to the shareholders of the Company. A Special Meeting of Shareholders was scheduled on

August 18, 1994, for shareholder consideration of approval of the Plan of Liquidation. However, on August 15, 1994, the Company reached a preliminary agreement to settle the securities class action lawsuits currently pending against the Company. See Note 3,-Contingencies. Due to the material implications of the proposed settlement, the Special Meeting was adjourned to enable the Company to revise the Proxy Statement, and provide its shareholders with additional information concerning the terms of the proposed settlement. No date has been established for the continuation of the Special Meeting.

     The Plan of Liquidation will be effective the date on which it is approved by the shareholders. IFC Holdings Inc., an Ontario company and record owner of 100% of the Company's Class B Common Stock, which represents 75% of the ownership of the Company and 96.8% of the outstanding Common Stock voting rights, has a sufficient number of votes to approve the Plan of Liquidation, regardless of the vote of any other shareholder. IFC Holdings has provided the Company with a proxy for those shares, to be voted by management in favor of the proposed Plan of Liquidation, and as a result, approval of the Plan of Liquidation is assured.

     As a result of the Board's approval of the Plan of Liquidation, the Company's financial statements have been prepared on a liquidation basis since May 31, 1994. Accordingly, assets are valued at their net realizable value, and liabilities include estimated costs associated with carrying out the Plan of Liquidation.

     The net adjustment at May 31, 1994, required to convert from a going concern (historical cost) basis to a liquidation basis of accounting was a decrease in the carrying value of net assets of $4.2 million which was included in the consolidated statement of income and changes in net assets (liquidation basis). This decrease in the carrying value of net assets is a result of recording estimated liabilities associated with carrying out the Plan of Liquidation. At August 31, 1994, as a result of the preliminary settlement agreement (See Note 3-Contingencies), the Company reduced the reserve for estimated costs during the period of liquidation by $975,000, as legal expenses previously estimated are not expected to be incurred.

     Under the liquidation basis, the Company has estimated future liabilities associated with carrying out the Plan of Liquidation (see assumptions below). The Company has not reflected future revenues by way of interest income or gains associated with the nonperforming portfolio as such income will be recognized when realized.

     The statement of net assets as of August 31, 1993, and November 30, 1993, and the consolidated statement of income and changes for the three and nine months ended August 31, 1993, have been prepared using the historical cost (going concern) basis of accounting on which the Company has previously reported its financial condition and results of operation.

     The conversion of the Company's assets and liabilities to the liquidation basis of accounting requires significant estimates and judgments by management of the Company.

A summary of the Plan of Liquidation, and the significant judgments and estimates made, are described below.

     The Plan of Liquidation calls for an orderly liquidation of the Company over a five year period from the effective date of the Plan of Liquidation. This period may be shortened or lengthened if it is deemed to be in the best interest of the shareholders. The Company may engage in transactions as may be appropriate to its complete liquidation, including the sale, exchange, or other disposition of all or part of its remaining assets for cash, shares, bonds, or other security or property, or any combination of the foregoing. Prior to a final distribution of the assets of the Company to its shareholders, the Company will invest its cash or other liquid assets, and will discharge or otherwise provide for all of its liabilities and obligations.

     The Company has made the following assumptions in the valuation of the assets and liabilities of the Company on the liquidation basis of accounting:

     1) Short-term investments are carried at their estimated realizable value. No accrual has been made for future income or loss on investments except for unrealized gains or losses that existed on August 31, 1994, if any.

     2) The Company has the present intent and ability to hold the purchase note receivable, received in connection with the Asset Sale, to maturity, which is May 27, 1996. No valuation allowance is deemed necessary. Interest income will be recognized when earned, calculated at a rate of 6% per annum.

     3) Nonperforming assets are carried at their net realizable value. Gains on the collection of the nonperforming assets are recorded at the time that they are realized. The Company estimates that the collection effort on the nonperforming assets will cease at approximately December 31, 1994; however, this date is subject to change should facts and circumstances change.

     4) Preferred stock dividends are accreted through August 31, 1994. Additional dividends will be accreted as earned. The Company intends to redeem the preferred stock and accumulated dividends as soon as possible after the final completion of the settlement of the securities litigation currently pending against the Company, but in no event prior to final court approval of the settlement of the securities litigation. (See Note 3-Contingencies).

     5) The reserve for estimated costs during the period of liquidation represent management estimates of expenses to be incurred to liquidate the company. Major assumptions, are as follows:
          a) Nonperforming assets will be liquidated as of December 31, 1994.
          b) Administrative costs have been accrued through May 31, 1996, the anticipated date of the final payment on the note receivable. No costs have been accrued subsequent to May 1996, as the Company currently anticipates all matters will be resolved by the time.

     6) The reserve for the litigation settlement represents the amount anticipated to be paid by the Company to settle the securities litigation outstanding against the Company, pursuant to the preliminary settlement agreement. The proposed agreement is subject to final court approval.

     All of the above assumptions are subject to change should facts and circumstances change.

NOTE 3.   CONTINGENCIES

     There is litigation pending against the Company, Industrial Leasing, the Company's previous majority shareholder, First City, and certain of its former affiliates and subsidiaries, certain directors, certain former directors and officers, its independent auditor, and the underwriters of its December 8, 1989, initial public offering. The class action lawsuits, WADE et. al. v. INDUSTRIAL et. al. filed January 1992, and a related case BOWER et. al. v. BELZBERG et. al. filed February 1992, allege violation of federal securities law. The Wade lawsuit also alleged violations of California state law; however these claims were dismissed by the Court in January of 1994. These lawsuits were filed in the United States District Court for the Northern District of California (the "Court"), and allege that plaintiffs were damaged as a result of alleged misstatements and omissions in documents disseminated in connection with the initial public offering and in subsequent communications and public filings by the Company, through February 1991. Plaintiff allege damages of approximately $22.5 million.

     In connection with the WADE and BOWER litigation, the Company filed a lawsuit against two insurance carriers, demanding coverage from American Home, under a directors and officers liability policy, in the amount of approximately $5 million (Canadian), and from Continental Insurance under a general liability policy and an umbrella policy, of approximately $4 million (Canadian), and $16 million (Canadian) respectively. Both insurance carriers denied liability.

     In January 1993, Alex Brown & Sons and Piper Jaffrey, Inc., the underwriters of the Company's initial public offering, filed an action against the Company demanding that the Company pay the underwriters' attorney fees and costs associated with their defense of the securities litigation, in accordance with the Underwriting Agreement entered into by the Company. The Court granted the underwriters' motion for summary judgment on July 9, 1993, and ordered the Company to pay the underwriters' costs and expenses as they are incurred. An appeal to this decision is pending before the Court of Appeals. In the interim, the Company has deposited funds with the Court to cover the underwriters' fees and costs. As of August 31, 1994, the amount on deposit with the court was approximately $1.2 million, and this amount is reflected on the Consolidated Statement of Net Assets as Restricted Cash.

     On August 15, 1994, the Company announced that a preliminary agreement had been reached to settle these lawsuits. A settlement agreement was executed by the parties and will be filed with the court during October, 1994. The agreement is subject to approval of the court. When approved, all claims will be settled in the WADE, BOWER, American Home, Continental, and the Alex Brown cases.

     Under the terms of the settlement agreement, the Company will contribute $5 million, without any presumption or admission of liability, of a total settlement of $10 million. The Company maintains that its litigation positions have merit, but agreed to a settlement in order to avoid the risk and exposure of further legal proceedings.

     Also under the terms of the settlement agreement, the restricted cash previously deposited with the court in the Alex Brown case will be paid to the Company. Additionally, Continental Insurance has agreed to reimburse the Company for reasonable defense fees and costs. The Company and Continental have agreed to negotiate the amount of the reimbursement, and both parties have further agreed to submit the matter to binding arbitration if negotiations are not successful. Through August 31, 1994, the Company has submitted approximately $4.9 million in such defense costs and fees to Continental, and Continental has reimbursed the Company approximately $1.6 million. Any additional reimbursement from Continental will be recorded as income when realized.

     The settlement agreement is subject to final approval by the court. The settlement agreement, by its terms, will be deemed effective thirty one days after it is approved by the court, unless an appeal is sought of the court order approving the settlement agreement. The Company is unable to predict when the settlement agreement will be approved.

     The Company is also a defendant in various lawsuits resulting from normal business activity. In the opinion of management, the disposition of all other such litigation currently pending will not have a material effect on the financial position or results of operation of the Company.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The Company services a non-performing lease portfolio through collection and disposition activities. This portfolio was specifically excluded from the Asset Sale completed on May 27, 1993. During the three month period ended August 31, 1994, the carrying value of the nonperforming assets, as reflected on the financial statements of the Company, was extinguished, and therefore all subsequent recoveries are recorded on the financial records of the Company as gains. The Company reported gains associated with the collection of the nonperforming portfolio of $818,000 for the three months ended August 31, 1994.

     Although the Company believes it may record additional gains in the future, the Company's recent experience associated with the collection of its nonperforming lease portfolio suggests that recovery amounts are reducing, and that future recoveries will be more limited. Therefore, the Company has entered into an agreement to attempt to sell all of its remaining nonperforming assets by auction in December 1994. If successful, the auction will result in the full and final liquidation of the nonperforming portfolio.

     The Company invests cash, through financial advisors, primarily in securities issued or guaranteed by the United States government, in mutual funds, or in investments identified by investment advisors in conformity with the Company's Investment Policy. Additionally, the Company generates interest income in connection with a purchase note associated with the Asset Sale completed on May 27, 1993, and from funds on deposit with the Company's principal banker. Management reviews the performance of these investments on a regular basis, and within the limitations provided in its Investment Policy, makes investment decisions based upon general government bond market conditions.

     As of May 31, 1994, the Company revised its financial presentation to a liquidation basis. Accordingly, the Company adjusted the carrying value of net assets by $4.2 million, which was included in the consolidated statements of income and changes in net assets. This decrease in carrying value was the result of recording estimated liabilities associated with completing the Plan of Liquidation. The May 31, 1994 adjustment will be reviewed by management periodically, and further adjustment made in accordance with revised estimates.


RESULTS OF OPERATIONS
Three Months Ended August 31, 1994 Compared to August 31, 1993

     As a result of the revised presentation of the financial statements from a historical basis to a liquidation basis, management believes that performance and results are not comparable with prior periods.

     Revenues for the three months ended August 31, 1994 were $1.4 million, and consisted of gains associated with collection of the nonperforming portfolio, interest and dividend income, and other income. This compares to revenues of $484 thousand for the same period a year ago.

      As of May 31, 1994, the Company changed its financial presentation to a liquidation basis. Accordingly, the Company adjusted the carrying value of net assets by $4.2 million, which was included in the consolidated statement of income and changes in net assets. This decrease in carrying value was the result of recording estimated liabilities associated with carrying out the Plan of Liquidation. Therefore, the Company estimated all expected costs associated with carrying out the Plan of Liquidation. Accordingly, the Company's actual general and administrative expenses for the three months ended August 31, 1994 of $1.5 million were charged to the Reserve for estimated costs during the period of liquidation, resulting in operating income for the period of $1.4 million. This compares to expenses of $1.7 million, and an operating loss of $1.2 million for the same period a year earlier.

     The net asset adjustment reflected as of May 31, 1994, included an estimate of future defense costs and expenses associated with the class action litigation pending against the Company. As a result of the preliminary settlement agreement, the Company has reduced the reserve for estimated costs during the period of liquidation by $975,000, as legal expenses previously estimated are not expected to be incurred.

     Additionally, the Company has adjusted net assets by the amount of $5.0 million, to reflect the amount to be paid by the Company in accordance with the Settlement Agreement. This adjustment is included in the consolidated statement of income and changes in net assets for the three months ended August 31, 1994.

     Therefore, the Company reports a net loss of $2.6 million, or $0.41 per common share, as compared to a net loss of $1.0 million, or $0.20 per common share a year earlier.

NINE MONTHS ENDED AUGUST 31, 1994 COMPARED TO AUGUST 31, 1993

     As a result of the Asset Sale completed on May 27, 1993, and the change in the presentation of the Company's financial results from a historical basis to a liquidation basis, management believes that performance is not comparable.

     Total revenues for the nine months ended August 31, 1994 were $2.0 million, compared to $9.8 million a year earlier. Expenses for the nine month period were $10.0 million in 1994, compared to $10.4 million a year earlier.

     The Company reports a net loss of $8.0 million, or $1.26 per common share for the nine months ended August 31, 1994, as compared to net income of $1.9 million or $0.06 per common share a year earlier.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has no available short-term or long-term debt facilities. The Company believes that its present invested cash, combined with the future collection of its notes receivable, will allow it to manage the collection of the nonperforming assets, and implement the Plan of Liquidation.

     PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

     See Note 3, Contingencies, in Notes to the Consolidated Financial Statements, beginning on Page 9.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     The Board of Directors approved a Plan of Dissolution and Complete Liquidation (the "Plan of Liquidation"), on May 20, 1994, for submission to the shareholders of the Company. A Special Meeting of Shareholders was scheduled on August 18, 1994, for shareholder consideration of approval of the Plan of Liquidation. However, on August 15, 1994, the Company reached a preliminary agreement to settle the securities class action lawsuits currently pending against the Company. See Note 3-Contingencies. Due to the material implications of the proposed settlement, the Special Meeting was adjourned to enable the Company to revise the Proxy Statement, and provide its shareholders with additional information concerning the terms of the proposed settlement. No date has been established for the continuation of the Special Meeting.

ITEM 6.        EXHIBITS


8-K The Company has filed a Form 8-K related to the preliminary settlement agreement, on August 16, 1994

11.1 Exhibit 11.1 is a statement of computation of per share earnings that include the preferred stock dividend.

27.  Financial Data Schedule

SIGNATURES



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INDUSTRIAL FUNDING CORP.
                                   (Registrant)


Date:          October 12, 1994         By:  /s/ JOHN J. ESTOK
                                             -----------------
                                             John J. Estok
                                             President and Chief Executive
                                             Officer


Date:          October 12, 1994         By:  /s/ JOHN W. PITT
                                             ------------------
                                             John W. Pitt
                                             Vice President and Secretary

INDUSTRIAL FUNDING CORP.
- -------------------------------------------------------------------------------
Exhibit 11.1


                                                   For The Three Months Ended             For The Nine  Months Ended
                                                            August 31,                               August 31,
                                                  -----------------------------           ---------------------------
(Amounts In Thousands Except Per Share Data)             1994             1993                  1994             1993
                                                  -----------------------------           ----------------------------
                                                  LIQUIDATION     GOING CONCERN           LIQUIDATION    GOING CONCERN
                                                        BASIS             BASIS                 BASIS            BASIS
Net income (loss)                                  $  (2,588)       $  (1,031)               $  (8,011)      $  1,868
Cumulative preferred stock dividend                     (477)            (477)                  (1,432)        (1,432)
                                                   -------------------------------------------------------------------
Earnings (loss) on common stock                    $  (3,065)       $  (1,508)               $  (9,443)      $    436

Average number of common
  shares outstanding                                   7,500            7,500                    7,500          7,500
                                                   -------------------------------------------------------------------

Earnings (loss) per common share                   $   (0.41)       $   (0.20)               $   (1.26)      $   0.06
                                                   -------------------------------------------------------------------
                                                   -------------------------------------------------------------------

- -------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                 --------------

                                    FORM 8K

                                 CURRENT REPORT

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                                 August 17 1994
                        (Date of earliest event reported)

                            INDUSTRIAL FUNDING CORP.
               (Exact name of registrant specified in its charter)

           OREGON                       0-18071                 93-1013278

(State or other jurisdiction    (Commission File Number)     (I.R.S. Employer
     of Incorporation)                                      Identification No.)

                                  2121 S.W. BROADWAY
                                    SUITE 100
                             PORTLAND, OREGON 97201
          (Address of principal executive offices, including zip code)

                                  (503)228-2111
              (Registrant's telephone number, including area code)


- --------------------------------------------------------------------------------

                                Page 1 of 2 pages

          On August 15, 1994, Industrial Funding Corp. concluded a preliminary agreement to settle the securities class action litigation pending against Industrial Funding Corp., its subsidiary Industrial Leasing Corporation, its previous majority shareholder, First City, and certain of its former affiliates and subsidiaries, certain directors, certain former directors and officers, its independent auditor, and the underwriters of its December 8, 1989 initial public offering. The proposed settlement is subject to further negotiations of release terms by the parties, and the final approval of the United States District Court for the Northern District of California. When finalized, all claims will be settled in the cases WADE ET AL. V. INDUSTRIAL FUNDING ET AL., BOWER ET AL. V. BELZBERG ET AL., and ALEX BROWN V. INDUSTRIAL FUNDING, originally filed in January of 1992.

          Under the terms of the proposed settlement the Company will contribute $5 million of a total settlement of $10 million. Both sides maintain that their respective litigation positions have merit, but agree to the settlement to avoid the risk and expense of further litigation.

          All claims for reimbursement of defense costs will also be resolved in the settlement except for the Company's claim against Continental Insurance for recovery of additional legal expenses incurred as a result of these action.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   INDUSTRIAL FUNDING CORP.
                                   (Registrant)


Date:  August 17, 1994             By:  /s/JOHN J. ESTOK
                                        ----------------
                                           John J. Estok
                                        President and Chief Executive Officer