Form 10-K
period 1994-11-30
INDUSTRIAL FUNDING CORP
filed 1995-03-01
CIK 857067

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1994

                          Commission File No. 0-18071

                            ------------------------

                            INDUSTRIAL FUNDING CORP.
             (Exact name of registrant as specified in its charter)

           OREGON                   93-1013278
(State or other jurisdiction     (I.R.S. Employer
             of               Identification Number)
      incorporation or
       organization)

                               2121 S.W. BROADWAY
                                   SUITE 100
                             PORTLAND, OREGON 97201
          (Address of principal executive offices, including zip code)

                                  903/228-1111
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation 8-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes _X_ No ____

    The aggregate market value of the voting stock held by non-affiliates of the Registrant at January 31, 1995 was 3,164,063.

                                     OUTSTANDING AT
             CLASS                  JANUARY 31, 1995
- --------------------------------  --------------------
Class A, Without Par Value            1,875,000 shares
Class B, Without Par Value            5,825,000 shares

    The Index to Exhibits appears on Page 24.

    Part III is incorporated by reference from the Annual Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held in 1995.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                              PART I

   Item 1.  Business -- General........................................................          1
            Nonperforming Portfolio....................................................          1
            Investment Activities......................................................          2
            Financing..................................................................          2
            Competition................................................................          2
            Employees..................................................................          2
            Management Information Systems.............................................          2
            Historical Business Discussion.............................................          2
   Item 2.  Properties.................................................................          2
   Item 3.  Legal Proceedings..........................................................          2
   Item 4.  Submission of Matters to a Vote of Security Holders........................          3
 Item 4.1.  Executive Officers of Registrant...........................................          4

                                              PART II

   Item 5.  Market for the Registrant's Common Equity and Related Shareholder Matters..          4
   Item 6.  Selected Financial Data....................................................          5
   Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
             Operations................................................................          6
   Item 8.  Financial Statements.......................................................         10
   Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure................................................................         24

                                             PART III

  Item 10.  Directors and Executive Officers of the Registrant.........................         24
  Item 11.  Executive Compensation.....................................................         24
  Item 12.  Security Ownership of Certain Beneficial Owners and Management.............         24
  Item 13.  Certain Relationships and Related Transactions.............................         24

                                             PART IV

  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K............         24

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

    Industrial Funding Corp. ("Industrial" or the "Company") is an Oregon corporation organized in October 1989, which, through its subsidiary, Industrial Leasing Corporation ("Industrial Leasing") services a nonperforming lease portfolio through asset collection and disposition activities. Industrial also manages an investment portfolio, collection of a note (the "Purchase Note") received by the Company in part consideration for the sale of substantially all of the Company's assets in May 1993 (the "Asset Sale"), and certain litigation relating to reimbursement of legal costs associated with the defense of certain securities class action lawsuits. After the Asset Sale, the Company significantly changed its focus and business operations.

    Prior to the Asset Sale, the Company provided small-ticket capital equipment lease financing to smaller businesses. Industrial's lease portfolio was widely diversified as to equipment type, lessee and location. The small-ticket leasing market generally includes leases covering capital equipment with original cost of up to $250,000 and with terms of three to five years. Industrial also owned and managed a mid-ticket equipment leasing portfolio. Effective April 1989, the Company ceased originating mid-ticket leases. Industrial conducted its lease activity principally through four sales offices located on the West Coast of the United States. These offices were closed prior to the Asset Sale.

    As of November 30, 1994, the total assets of the Company were comprised of the following: (i) $20.8 million in Cash and cash equivalents; (ii) $6.2 million in Restricted cash; (iii) $6.6 million in Short-term investments; (iv) $9.5 million Purchase Note; and (v) $1 million in nonperforming and other assets.

    On May 20, 1994, the Company's Board of Directors approved a Plan of Dissolution and Complete Liquidation (the "Plan of Liquidation") for submission to the shareholders of the Company. This Plan which provides for the liquidation of all of the Company's assets, will be effective the date on which it is approved by the shareholders. A Special Meeting of shareholders was scheduled for August 18, 1994, but was adjourned due to the material financial implications of the proposed settlement of the securities litigation. No date has been set for the continuation of the Special Meeting.

    IFC Holdings, Inc., an Ontario, Canada company and record owner of 100% of the Class B Common Stock, which represents 75% of the ownership of the Company and 96.8% of the outstanding Common Stock voting rights, has a sufficient number of votes to approve the Plan of Liquidation, regardless of the vote of any other shareholder. IFC Holdings, Inc. has provided the Company with a proxy for these shares, to be voted by management in favor of approving the proposed Plan of Liquidation, and, therefore approval of the Plan is assured.

    As a result of the Board's approval of the Plan of Liquidation, the Company's financial statements have been prepared on a liquidation basis of accounting. Accordingly, assets are valued at their net estimated realizable value, and liabilities include the estimated costs to carry out the Plan of Liquidation.

NONPERFORMING PORTFOLIO

    Prior to the Asset Sale the Company had a policy whereby those leases that were either seriously delinquent or considered to be impaired were written down to their estimated net realizable value. The revised balances were reflected as nonperforming assets on the Company's balance sheet. These nonperforming assets were specifically excluded from the Asset Sale.

    Subsequent to the Asset Sale, the Company has continued to carry its nonperforming portfolio at its estimated net realizable value. As of November 30, 1993, the balance of nonperforming assets was $3 million. As assets written down to their estimated net realizable value cannot be written back up, in compliance with Generally Accepted Accounting Principles, the Company has applied all cash proceeds received to reduce the outstanding balance of the nonperforming assets. During the year ended

November 30, 1994, the Company, through the application of such cash proceeds, has reduced the balance of these assets to zero. All subsequent recoveries have been reflected in the Consolidated Statement of Changes in Net Assets in Liquidation of the Company as Gains on nonperforming assets of $2 million for the year ended November 30, 1994. Of this amount approximately $1 million was derived from the sale of nonperforming assets which was completed on December 6, 1994.

INVESTMENT ACTIVITIES

    The Company invests its financial resources primarily in securities issued or guaranteed by the United States government, in mutual funds, or in investments identified by investment advisors in conformity with the Company's Investment Policy. Additionally, the Company generates interest income in connection with the Purchase Note and from funds on deposit with banks. Management and the Board of Directors review the performance of the investment portfolio on a regular basis, determine that they are within the limitations provided in its Investment Policy, and make investment decisions based upon general government security market conditions.

FINANCING

    Using proceeds of the Asset Sale, all of the Company's long-term debt was repaid. The Company currently has no short-term or long-term debt facilities available.

COMPETITION

    Due to the change in the nature of the Company's business, Industrial no longer competes in providing financial services of any kind.

EMPLOYEES

    The Company had 7 employees at November 30, 1994. The Company believes that its relationship with its employees is excellent.

MANAGEMENT INFORMATION SYSTEMS

    Industrial maintains its accounting records using a personal computer based general ledger software system. The Company had also contracted with Parrish Financial Servicing Company, L.P. to provide specific software and database services to manage its nonperforming portfolio. This contractual arrangement concluded December 31, 1994 with the final disposition of the nonperforming assets.

ITEM 2.  PROPERTIES.

    The Company's administrative office is located in a leased facility in Portland, Oregon, comprising a total of approximately 6,000 square feet. The lease has a two-year term expiring May 27, 1995.

ITEM 3.  LEGAL PROCEEDINGS.

    During 1994 and 1993, there was securities litigation pending against the Company, Industrial Leasing, the Company's previous majority shareholder, First City, and certain of its former affiliates and subsidiaries, certain directors, certain former directors and officers, its Certified Public Accountants, and the underwriters of the Company's December 8, 1989, initial public offering. The class action lawsuits, WADE ET AL. V. INDUSTRIAL ET AL., filed January 1992, and a related case BOWER ET AL. V. BELZBERG ET AL., which was filed February 1992, alleged violations of federal securities laws. The Wade lawsuit also alleged violations under California state law; however, these claims were dismissed by the Court in January 1994. These lawsuits were filed in the United States District Court for the Northern District of California (the "Court") and alleged that plaintiffs were damaged as a result of alleged misstatements and omissions in documents disseminated in connection with the Company's initial public offering and subsequent communications and public filings through February 1991. Damages of approximately $22.5 million plus prejudgment interest were alleged.

    On August 15, 1994 a preliminary agreement was reached to settle these lawsuits. A settlement agreement was executed by the parties on October 7, 1994. The settlement was approved by the Court on December 19, 1994 and became effective January 19, 1995, at which time all claims were fully settled.

    Under the terms of the settlement, the Company contributed $5 million, without any presumption or admission of liability, of a total settlement of $10 million. The Company maintains that its litigation positions have merit, but has agreed to the settlement to avoid the risk, exposure, and costs of further legal proceedings.

    In   January  1993,  Alex.  Brown  &  Sons  and  Piper  Jaffray,  Inc.,  the
underwriters of the initial public offering, filed an action against the Company, demanding that the Company pay the underwriters' attorney fees and expenses associated with their defense of the securities litigation, in accordance with the Underwriting Agreement between the Company and the underwriters. The Court granted the underwriters' motion for summary judgment, on July 9, 1993, and ordered the Company to pay the underwriters' legal costs as they were incurred. The Company appealed this decision to the Court of Appeals. In the interim, pending a decision regarding this appeal, the Company deposited funds with the Court to cover these costs. As of November 30, 1994, the amount on deposit with the court was $1.2 million, and is included in the Consolidated Statement of Net Assets in restricted cash. Under the terms of the final settlement of the securities litigation, this deposit was returned by the Court to the Company on January 20, 1995.

    In connection with the securities litigation, the Company has filed a lawsuit against two insurance companies, demanding coverage against American Home Assurance Company under a directors and officers liability policy in the amount of approximately $5.0 million (Canadian), and against Continental Insurance Company (Continental Insurance) under a general liability policy and umbrella policy of approximately $4.0 million (Canadian) and $16.0 million (Canadian), respectively. All claims against such insurers other than claims for reimbursement against Continental Insurance were settled.

    Continental Insurance has agreed to reimburse the Company for reasonable defense fees and expenses. As of November 30, 1994, Continental Insurance has advanced $1.6 million of legal fees which represents approximately 27 percent of the total legal costs incurred to date by the Company in defense of the class action lawsuit. The Company and Continental Insurance have agreed to negotiate the amount of the remaining reimbursement. Both parties have further agreed to submit the matter to binding arbitration if negotiations are not successful. The Company has submitted approximately $5.9 million of fees and expenses for reimbursement. Both parties have further agreed to submit the matter to binding arbitration if negotiations are not successful.

    The Company is also a defendant in various lawsuits resulting from normal business activity. In the opinion of management, the disposition of all other such litigation currently pending will not have a material effect on the net assets or changes in net assets of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On April 27, 1994, the Company held its annual meeting and the shareholders of the Company approved the following proposals: (i) the election of Messrs. Alan R. Hibben, Brent S. Belzberg,

Richard L. Doege, John J. Estok, and K. Peter Zech to the Board of Directors; and (ii) the selection of Deloitte & Touche LLP as the Company's independent certified public accountants. The table below shows the results of the shareholder voting:

                                                              FOR        AGAINST    ABSTAIN
                                                         -------------  ---------  ---------
       I)  Election of Directors
           Brent S. Belzberg                                57,544,347     18,250          0
           Richard L. Doege                                 57,544,347     18,250          0
           John J. Estok (1)                                57,544,347     18,250          0
           Alan R. Hibben                                   57,544,347     18,250          0
           K. Peter Zech                                    57,544,347     18,250          0

      II)  Approval of Independent Accountants              57,749,564      2,783     10,250

- ------------------------
(1)  Resigned effective January 6, 1995

ITEM 4.1.  EXECUTIVE OFFICERS OF THE REGISTRANT.

    The name, age and current office of the executive officer of Industrial, who is to serve until the next annual meeting of the Board of Directors or his early resignation, are set forth below. Also indicated is the date when such person commenced serving as an executive officer of Industrial.

                                     OFFICER
NAME                      AGE         SINCE                     POSITION WITH THE COMPANY
- --------------------      ---      -----------  ---------------------------------------------------------
John J. Estok (1)             45         1991   President, Chief Executive Officer, Director
John W. Pitt                  45         1994   Vice President of Finance, Chief Executive Officer

- ------------------------
(1)  Resigned effective January 6, 1995.

                                    PART II

ITEM 5. MARKET PRICE AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

    Industrial's Class A Common Stock is traded in the over-the-counter market and reported on Nasdaq under the ticker symbol "IFDCA." On December 6, 1993, the Company was informed by the National Association of Securities Dealers, that pursuant to its bylaws, the Company did not meet the requirements to continue inclusion under the Nasdaq National Market due to its failure to maintain a sustained bid price of $1 per share during the preceding 6 month period. On December 22, 1993, at the Company's request, it was removed from the National Market, and included in the Nasdaq Small Capitalization Market.

    The Company in the past has not paid dividends on its outstanding preferred or common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Distributions to Shareholders."

    As of November 30, 1994, the accumulated but undeclared dividends with respect to the preferred stock were $7.1 million. The Company redeemed its preferred stock and paid accumulated dividends thereon on January 26, 1995.

    On November 30, 1994, there were approximately 103 holders of record of the Class A Common Stock of Industrial.

                        CLASS A COMMON STOCK INFORMATION

                                                                 HIGH SALES    LOW SALES
FOR THE QUARTERLY PERIOD ENDED                                      PRICE        PRICE
- ---------------------------------------------------------------  -----------  -----------
November 30, 1994..............................................   $   1.750    $   1.688
August 31, 1994................................................       1.688        1.250
May 31, 1994...................................................       1.375        1.250
February 28, 1994..............................................       1.750        1.375

November 30, 1993..............................................   $   1.000    $   0.750
August 31, 1993................................................       1.000        0.750
May 31, 1993...................................................       1.125        0.875
February 28, 1993..............................................       1.375        1.125

ITEM 6.  SELECTED FINANCIAL DATA.

    The following table sets forth, for the periods and dates indicated, selected financial data derived from the financial statements of the Company. This data should be read in conjunction with the financial statements of the Company and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                            SELECTED FINANCIAL DATA

                                                                           YEARS ENDED NOVEMBER 30,
                                                              ---------------------------------------------------
                                                    1994                     (GOING CONCERN BASIS)
                                                (LIQUIDATION  ---------------------------------------------------
                                                 BASIS)(7)      1993         1992          1991          1990
                                                ------------  ---------  ------------  ------------  ------------
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Total revenue.................................  $    3,494    $  10,323  $   27,519    $   40,221    $   51,408
Income (loss) before income taxes (benefit)...      (6,957)(6)    (1,336)    (14,084)(1)    (34,381)(2)     (7,548)(2)
Net income (loss).............................      (6,957)       1,299      (6,140)      (21,144)       (4,348)
Net income (loss) per share...................       (1.18)       (0.08)      (1.07)        (3.00)        (0.58)
Cash dividends per common share...............        0.00         0.00        0.00          0.00          0.00
Weighted average common shares outstanding....   7,500,000    7,500,000   7,500,000     7,500,000     7,458,000
BALANCE SHEET DATA:
Total assets..................................  $   44,107    $  44,595  $   47,065(3) $  266,455    $  365,079
Long-term debt................................           0            0           0(4)    205,062       176,934
Book value per common share...................        2.20         3.38        3.46          4.54          7.54
Redeemable preferred stock(5).................      20,514       18,604      16,694        14,784             0
Common shareholders' equity...................           0       25,372      25,983        34,033        56,530
Net assets in liquidation.....................      16,505
CASH FLOW DATA:
Lease Volume
  Small-ticket................................  $        0    $   2,733  $   10,745    $   22,112    $  161,409
  Mid-ticket..................................           0            0           0             0             0
                                                ------------  ---------  ------------  ------------  ------------
    Total Lease volume........................  $        0    $   2,773  $   10,745    $   22,112    $  161,409
                                                ------------  ---------  ------------  ------------  ------------
                                                ------------  ---------  ------------  ------------  ------------

- ------------------------------
(1) In the fourth quarter of 1992, the Company reflected the sale of substantially all of the assets of its wholly-owned subsidiary, Industrial Leasing Corporation, and recorded a loss on sale of assets of $17.3 million.
(2) The Company continued to experience an increase in the level of delinquencies in its small-ticket lease portfolio. Accordingly, a provision for credit loss expense of $39.9 million and $19.1 million was recorded in 1991 and 1990, respectively, to adjust the allowance for credit loss to a level management considered adequate at November 30, 1991 and 1990.
(3) In contemplation of the Asset Sale, $107.9 million of liabilities at November 30, 1992 were reclassified to net assets held for sale. Total assets would have been $155.0 million at November 30, 1992.
(4) $105.8 million of long-term debt was reclassified to net assets for sale at November 30, 1992.
(5) The redeemable preferred stock is held by IFC Holdings, Inc., the majority owner of the Company.
(6) Amount includes $3.6 million for estimated costs during the period of liquidation and $5.0 million for litigation settlement.
(7) The Board of Directors approved a Plan of Liquidation on May 20, 1994. The Company's Consolidated Financial Statements have been prepared on the liquidation basis of accounting.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following is a discussion of the Company's financial condition and results of operations. This discussion should be read in conjunction with the audited financial statements appearing under Item 8 herein.

    Subsequent to the Asset Sale, the Company made collection on its nonperforming assets and the Purchase Note, has invested its financial resources, and managed the legal proceedings against the Company. During 1994, the Company continued the collection of the nonperforming leases which had been excluded from the Asset Sale. On December 6, 1994 the remaining nonperforming assets were sold at public auction. The combined proceeds received through collection efforts and the auction for fiscal 1994 was $4.1 million, resulting in gains of $2.0 million for the period.

    In September 1993, the Company's Board of Directors initiated a review of strategic alternatives available to the Company as a result of the Asset Sale. On May 20, 1994, the Company's Board of Directors unanimously approved for submission to the holders of the Common Stock of the Company a Plan of Dissolution and Complete Liquidation of Industrial. A special meeting of shareholders to approve the Plan was called for August 18, 1994. This meeting was adjourned as a result of developments in the Company's securities litigation to allow the Company to provide additional information to its shareholders regarding those developments. As a result of the settlement of this securities litigation, the Company presently intends to submit the Plan for approval to the shareholders at its annual meeting of shareholders.

    As a result of the Board's approval of the Plan of Liquidation, the Financial Statements have been prepared on a liquidation basis of accounting. Accordingly, assets have been valued at their estimated net realizable value and liabilities include the estimated costs to carry out the Plan of Liquidation. The net adjustment at May 31, 1994 required to convert from a going concern (historical cost) basis to a liquidation basis of accounting was a decrease in the carrying value of net assets of $4.2 million which was included in the Consolidated Statement of Changes in Net Assets in Liquidation. This decrease in the carrying value of net assets is principally a result of recognizing and recording estimated costs to carry out the Plan. In compliance with Generally Accepted Accounting Principles, the Company has not included in this reserve future revenues from interest, investment income, or any other miscellaneous income. The Consolidated Balance Sheet as of November 30, 1993 and the Consolidated Statements of Income for 1993 and 1992 have been prepared using the historical cost (going concern) basis of accounting on which the Company has previously reported its financial condition and its results of operations.

    The conversion of the Company's assets and liabilities to the liquidation basis of accounting has required significant estimates and judgments by management of the Company. A summary of the Plan of Liquidation, and the significant judgments and estimates made, are described below.

    The Plan of Liquidation calls for the orderly liquidation of the Company over a five year period from the effective date of the Plan. The period may be shortened or lengthened if this is deemed to be in the best interest of the shareholders. The Company may engage in transactions as may be appropriate to complete its liquidation, including the sale, exchange, or other disposition of all or any part of its remaining assets for cash, shares, bonds, or other securities or property, or any combination of the foregoing. Prior to the distributions of the assets of the Company to its shareholders, the Company will invest its financial resources. The Company will also discharge or otherwise provide for its liabilities and obligations.

    The Company has made the following assumptions in the valuation of the assets and liabilities of the Company on the liquidation basis of accounting.

         1. Short-term investments are carried at their estimated market value. No accrual has been made for future income or loss on investments except for any unrealized gains or losses that existed at November 30, 1994.

         2. NOTES RECEIVABLE. The Company has the intent and ability to hold this receivable, acquired in connection with the Asset Sale, to maturity, which is May 27, 1996. No valuation allowance is deemed necessary. Interest income will be recognized when earned, calculated at the stated rate of 6 percent per annum.

         3. Nonperforming assets are carried at their net estimated realizable value. Bad debt recoveries of $41,000 and auction proceeds of $948,000 were received in December 1994 and are reflected in the financial statements as of November 30, 1994.

         4. Preferred stock dividends were accreted through November 30, 1994. The Company redeemed the preferred stock and accumulated dividends on January 26, 1995 for a total of $20.8 million, including $297,000 in dividends accreted subsequent to November 30, 1994.

         5. The Reserve for estimated costs during the period of liquidation represent management's estimate of costs to be incurred to liquidate the company. Major considerations and assumptions are as follows:

            a) Nonperforming assets were sold at auction as of December 15, 1994

            b) Estimated administrative costs have been accrued through May 21, 1996, the anticipated date of the final payment on the note receivable. No costs have been accrued subsequent to May 1996, as the Company currently anticipates all significant outstanding matters will be resolved by that time.

         6. The Reserve for the litigation settlement represents the amount paid by the Company subsequent to November 30, 1994 to settle its share of the securities litigation outstanding against the Company, pursuant to the settlement agreement which was finalized as of January 19, 1995.

    All of the above assumptions may be subject to change based on changes in facts or circumstances.

RESULTS OF OPERATIONS

FISCAL 1994 COMPARED TO FISCAL 1993

    As a result of the Asset Sale on May 27, 1993, results of operations are not comparable with the results of the preceding fiscal year. Revenues since May 28, 1993 consisted primarily of earnings on investments, interest earned on the Purchase Note, and gains on the nonperforming assets. Net selling, general and administrative expenses since May 28, 1993 consisted primarily of payroll and collection expenses and costs to defend the securities litigation.

    Total revenue for fiscal 1994 was $3.5 million, which consisted principally of gain on the nonperforming assets, in addition to interest, dividend, and other revenue and losses on short-term investments compared to $10.3 million in 1993 which consisted mainly of net lease revenue, gain on sale of equipment and other income prior to May 27, 1993, in addition to interest and short-term investment income and losses after that date.

    Total expenses, excluding the liquidation settlement and estimated costs during liquidation, for fiscal 1994 were $1.8 million as compared to $11.7 million for fiscal 1993. The Company had no interest expense after the Asset Sale. The loss on the sale of assets for 1993 reflected additional closing costs and adjustments made to the Purchase Note for the Asset Sale.

    The Company's Net Assets in Liquidation were reduced by $5.0 million to provide for the settlement of the securities litigation and $3.6 million for the estimated costs to implement the Plan of Liquidation.

FISCAL 1993 COMPARED TO FISCAL 1992

    As a result of the Asset Sale on May 27, 1993, results of operations are not comparable with the results of the preceding fiscal year. Revenue for the period of May 28, 1993 through November 30,

1993 consisted primarily of earnings on short-term investments and interest earned on the Purchase Note. Net selling, general and administrative expenses for the same period consisted primarily of payroll and collection costs and costs to defend the securities litigation.

    Total revenue, which consisted of net lease revenue, gain on sale of equipment and other income and losses prior to the completion of the Asset Sale on May 27, 1993, in addition to interest and dividend income after that date, was $10.3 million in 1993, compared to $27.5 million a year earlier.

    Total expenses for fiscal 1993 were $11.7 million as compared to $41.6 million a year earlier. Since all of the Company's senior and subordinated debt was retired at the close of the Asset Sale, the Company had no interest expense after May 27, 1993. Total expenses included a loss on sale of assets for the period ended November 30, 1993, of $1.3 million, as compared to $17.3 million for fiscal 1992. The loss on sale reflected additional closing costs and the adjustment made to the Purchase Note.

    The Asset Sale resulted in a loss for tax purposes. The Company determined that it had adequate net operating loss carryforwards and other deductions such that no income tax liability would result. Consequently, the Company eliminated $2.7 million in deferred tax obligations associated with the assets sold, and reported net income for the fiscal year ended November 30, 1993 of $1.3 million compared to a loss of $6.1 million a year earlier. After accreting dividends for the Preferred Stock, the Company reported a loss per common share of $0.08 for the period ended November 30, 1993, compared to a loss of $1.07 per share a year earlier.

LIQUIDITY AND CAPITAL RESOURCES

    The  Company has no  short-term or long-term  debt facilities available. The
Company believes that its present cash and cash equivalents, short-term investments, together with the future collection of its Note Receivable will allow it to implement the Plan of Liquidation and manage the collection of its claims against Continental Insurance for the recovery of legal costs.

    As  of  November  30,  1994,  the  Company  maintained  cash  and short-term
investments  sufficient  to  pay  the  Series  A  Cumulative  Preferred   Stocks
accumulated dividends and to redeem all of the outstanding shares, on January 26, 1995.

DISTRIBUTIONS TO SHAREHOLDERS

    Although it is unable to predict the amount or timing of distributions to holders of the Company's Common Stock if the Plan of Liquidation is approved by the Company's shareholders, the Company presently estimates the total distributions may range from $2.22 to $2.75 per share based upon an analysis of the presently known assets and estimated liabilities of the Company. The distribution estimate range assumes the collection by the Company of all principal and interest under the Purchase Note, and the accuracy of the Company's assumptions regarding its reserve for estimated costs during the period of liquidation.

    The timing and amounts of such distributions will depend upon the receipt by the Company of payments of principal and interest under the Purchase Note. As of November 30, 1994, the Purchase Note had a remaining principal balance of $9.5 million. In accordance with its terms, the remaining principal balance and interest are payable on May 27, 1995, November 27, 1995 and May 27, 1996. Additionally, the timing and amounts will be affected by the amount of defense costs reimbursed by Continental Insurance, the accuracy of the Company's assumptions regarding its Reserve for estimate costs during the period of liquidation, the absence of additional liabilities, and determinations regarding reserves to be established in connection with unknown liabilities. The amount of any distribution may vary from current estimates and the timing of any distribution may depend upon a number of factors beyond the control of the Company.

ITEM 8.  FINANCIAL STATEMENTS.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Industrial Funding Corp.

    We have audited the accompanying consolidated statement of net assets (liquidation basis) of Industrial Funding Corp. and its subsidiary as of November 30, 1994, and the related consolidated statements of changes in net assets in liquidation and cash flows for the year then ended. In addition, we have audited the accompanying consolidated balance sheet of Industrial Funding Corp. and its subsidiary as of November 30, 1993, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    As discussed in Note 2 to the financial statements, the Board of Directors of Industrial Funding Corp. approved a plan of liquidation in 1994, and the Company commenced liquidation shortly thereafter. As a result, the Company changed its basis of accounting from the going concern basis to the liquidation basis.

    In our opinion, such consolidated financial statements present fairly, in all material respects, (1) the net assets (liquidation basis) of Industrial Funding Corp. and its subsidiary at November 30, 1994, (2) the changes in their net assets in liquidation and cash flows for the year then ended, (3) their financial position at November 30, 1993, and (4) the results of their operations and their cash flows for the two years then ended, in conformity with generally accepted accounting principles on the bases described in the preceding paragraph.

    As discussed in Note 11 to the financial statements, the Company redeemed the Series A cumulative preferred stock and paid all accrued dividends thereon on January 26, 1995; all remaining nonperforming assets were sold by auction on December 6, 1994; and litigation relating to alleged violations of federal securities laws, in which the Company was a defendant, was settled on January 19, 1995.

                                          DELOITTE & TOUCHE LLP

Portland, Oregon
February 14, 1995

                            INDUSTRIAL FUNDING CORP.

            CONSOLIDATED STATEMENT OF NET ASSETS (LIQUIDATION BASIS)
                            AS OF NOVEMBER 30, 1994

              AND CONSOLIDATED BALANCE SHEET (GOING CONCERN BASIS)
                            AS OF NOVEMBER 30, 1993

                                     ASSETS

                                                                                     NOVEMBER 30,   NOVEMBER 30,
                                                                                         1994           1993
                                                                                     ------------  --------------
                                                                                     (LIQUIDATION  (GOING CONCERN
                                                                                        BASIS)         BASIS)
                                                                                        (DOLLARS IN THOUSANDS)
Cash and cash equivalents..........................................................   $   20,754     $    6,586
Restricted cash....................................................................        6,175            800
Short-term investments.............................................................        6,569         18,260
Note receivable....................................................................        9,521         15,869
Nonperforming assets...............................................................          989          3,025
Other assets.......................................................................           99             55
                                                                                     ------------  --------------
      TOTAL........................................................................   $   44,107     $   44,595
                                                                                     ------------  --------------
                                                                                     ------------  --------------

                                                   LIABILITIES

Accounts payable and accrued liabilities...........................................   $      661     $      619
Reserve for litigation settlement..................................................        5,000         --
Reserve for estimated costs during the period of liquidation.......................        1,427         --
                                                                                     ------------  --------------
    Total liabilities..............................................................        7,088            619

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK
  Series A Cumulative Preferred Stock (without par value, 10,000,000 shares authorized, 134,310 shares issued and outstanding -- at redemption and
   liquidation value of $100 per share and accumulated dividends)..................       20,514         18,604
                                                                                     ------------  --------------
    Total Liabilites and Redeemable Preferred Stock................................       27,602         19,223

SHAREHOLDERS' EQUITY:
  Common stock:
    Class A (20,000,000 no par value shares authorized, 1,875,000 outstanding).....       --             20,381
    Class B (10,000,000 no par value shares authorized, 5,625,000 outstanding).....       --             27,831
  Accumulated deficit..............................................................       --            (22,840)
                                                                                     ------------  --------------
    Total shareholders' equity.....................................................       --             25,372
                                                                                     ------------  --------------
      TOTAL........................................................................       27,602     $   44,595
                                                                                     ------------  --------------
                                                                                                   --------------
      NET ASSETS IN LIQUIDATION....................................................   $   16,505
                                                                                     ------------
                                                                                     ------------

                See Notes to Consolidated Financial Statements.

                            INDUSTRIAL FUNDING CORP.

      CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION, 1994
                CONSOLIDATED STATEMENTS OF INCOME, 1993 AND 1992

                                                                          FOR THE YEARS ENDED NOVEMBER 30,
                                                                     -------------------------------------------
                                                                        1994           1993            1992
                                                                     -----------  --------------  --------------
                                                                     (LIQUIDATION (GOING CONCERN  (GOING CONCERN
                                                                       BASIS)         BASIS)          BASIS)
                                                                       (DOLLARS IN THOUSANDS EXCEPT PER SHARE
                                                                                        DATA)
REVENUE:
  Net lease revenue................................................      --         $    7,374      $   22,406
  Gain on sale of equipment........................................      --              1,102           2,630
  Gain on nonperforming portfolio..................................   $   2,040         --              --
  Interest and dividend income.....................................       1,942          1,432             776
  Loss on sale of short-term investments...........................        (519)        --              --
  Unrealized loss on short-term investments........................         (17)          (210)         --
  Other revenue....................................................          48            625           1,707
                                                                     -----------  --------------  --------------
    Total revenue..................................................       3,494         10,323          27,519
                                                                     -----------  --------------  --------------
EXPENSES:
  Net selling, general and administrative..........................       1,820          6,456           9,072
  Provision for credit losses......................................      --                 54             215
  Interest expense.................................................      --              3,821          15,000
  Loss on sale of assets...........................................      --              1,328          17,316
                                                                     -----------  --------------  --------------
    Total expenses.................................................       1,820         11,659          41,603
                                                                     -----------  --------------  --------------
INCOME (LOSS) FROM OPERATIONS......................................       1,674         (1,336)        (14,084)
LITIGATION SETTLEMENT..............................................      (5,000)        --              --
ESTIMATED COSTS DURING LIQUIDATION.................................      (3,631)        --              --
                                                                     -----------  --------------  --------------
LOSS BEFORE INCOME TAX BENEFIT.....................................      (6,957)        (1,336)        (14,084)
INCOME TAX BENEFIT.................................................      --             (2,635)         (7,944)
                                                                     -----------  --------------  --------------
NET INCOME (LOSS)..................................................   $  (6,957)    $    1,299      $   (6,140)
                                                                     -----------  --------------  --------------
                                                                     -----------  --------------  --------------
NET LOSS PER SHARE (Exhibit 11.1)..................................   $   (1.18)    $    (0.08)     $    (1.07)
                                                                     -----------  --------------  --------------
                                                                     -----------  --------------  --------------

                See Notes to Consolidated Financial Statements.

                            INDUSTRIAL FUNDING CORP.

     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (GOING CONCERN BASIS)

                                                                         SHAREHOLDERS' EQUITY
                                                        ------------------------------------------------------
                                                                    CLASS A    CLASS B    RETAINED
                                                        PREFERRED   COMMON     COMMON     EARNINGS
                                                          STOCK      STOCK      STOCK    (DEFICIT)     TOTAL
                                                        ---------  ---------  ---------  ----------  ---------
                                                                        (DOLLARS IN THOUSANDS)
BALANCE, NOVEMBER 30, 1991............................  $  14,784  $  20,381  $  27,831  $  (14,179) $  34,033
  Preferred stock dividends accreted..................      1,910     --         --          (1,910)    (1,910)
  Net income..........................................     --         --         --          (6,140)    (6,140)
                                                        ---------  ---------  ---------  ----------  ---------
BALANCE, NOVEMBER 30, 1992............................     16,694     20,381     27,831     (22,229)    25,983
  Preferred stock dividends accreted..................      1,910     --         --          (1,910)    (1,910)
  Net income..........................................     --         --         --           1,299      1,299
                                                        ---------  ---------  ---------  ----------  ---------
BALANCE, NOVEMBER 30, 1993............................  $  18,604  $  20,381  $  27,831  $  (22,840) $  25,372
                                                        ---------  ---------  ---------  ----------  ---------
                                                        ---------  ---------  ---------  ----------  ---------

    During the year ended November 30, 1994 the Company changed to the liquidation basis of accounting as explained in Note 2. -- Plan of Dissolution and Complete Liquidation. The presentation format used in 1993 and 1992 is, therefore, no longer applicable. The effect of the changes of adopting the liquidation basis is reflected in the Consolidated Statement of Changes in Net Assets in Liquidation.

                See Notes to Consolidated Financial Statements.

                            INDUSTRIAL FUNDING CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                FOR THE YEARS ENDED NOVEMBER 30,
                                                                           -------------------------------------------
                                                                              1994           1993            1992
                                                                           -----------  --------------  --------------
                                                                           (LIQUIDATION (GOING CONCERN  (GOING CONCERN
                                                                             BASIS)         BASIS)          BASIS)
                                                                                     (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTVITIES:
  Net income (loss)......................................................   $  (6,957)    $    1,299     $     (6,140)
  Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
    Depreciation and amortization........................................      --              1,807            7,303
    Provision for credit losses..........................................      --                 54              215
    Gain on sale of equipment............................................      --             (1,102)          (2,630)
    Increase in restricted cash..........................................      (5,375)          (800)
    Gain on nonperforming portfolio......................................      (2,040)        --              --
    Loss on sale of short-term investments...............................         519
    Unrealized loss on short-term investments............................          17            210          --
    Increase in reserve for estimate costs during liquidation............       1,427         --              --
    Increase in reserve for litigation settlement........................       5,000         --              --
    (Increase) decrease in other assets..................................         (44)           176            1,057
    Increase (decrease) in accounts payable and other liabilities........          42         (2,659)            (588)
    Decrease in deferred income taxes....................................      --             (2,057)          (7,093)
    Decrease in income taxes payable.....................................      --             --                 (250)
    Loss on sale of assets...............................................      --              1,328           17,316
    Other................................................................         (48)           (15)             172
                                                                           -----------  --------------  --------------
    Total adjustments....................................................        (502)        (3,058)          15,502
                                                                           -----------  --------------  --------------
  Net cash provided by (used in) operating activities....................      (7,459)        (1,759)           9,362
                                                                           -----------  --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal payments received on lease receivables.......................      --             27,697           73,206
  Payments received on sale of equipment.................................      --             11,239           24,654
  Payments received on nonperforming assets..............................       4,124         --              --
  Purchase of short-term investments.....................................     (19,933)       (18,470)         --
  Payments received on sale of short-term investments....................      31,088         --              --
  Principal payment received on note receivable..........................       6,348          3,174          --
  Cash received on sale of assets (Net of $12,829 cash sold).............      --              7,356          --
  Purchase of equipment to be financed...................................      --             (2,773)         (10,745)
  Initial direct costs -- deferred.......................................      --               (130)            (885)
  Purchase of property and equipment.....................................      --                (81)            (143)
                                                                           -----------  --------------  --------------
  Net cash provided by investing activities..............................      21,627         28,012           86,087
                                                                           -----------  --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt...................................      --            (44,311)         (99,264)
  Deferred financing costs...............................................      --             --               (1,168)
  Decrease (increase) in restricted cash.................................      --             23,478           (5,526)
                                                                           -----------  --------------  --------------
  Net cash used in financing activities..................................           0        (20,833)        (105,958)
                                                                           -----------  --------------  --------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........................      14,168          5,420          (10,509)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.........................       6,586          1,166           11,675
                                                                           -----------  --------------  --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...............................   $  20,754     $    6,586     $      1,166
                                                                           -----------  --------------  --------------
                                                                           -----------  --------------  --------------
SUPPLEMENTAL DISCLOSURES:
  Interest paid..........................................................      --         $    3,890     $     13,917
  Income taxes refunded..................................................      --                650              600
  Non-cash -- preferred stock dividends accreted.........................   $   1,910          1,910            1,910
  Non-cash -- note receivable from sale of assets........................      --             19,043          --

                See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION
    Industrial Funding Corp. ("Industrial" or the "Company"), a majority owned subsidiary of IFC Holdings Inc. ("IFC Holdings"), was incorporated in October 1989, as a holding company formed for the purpose of owning Industrial Leasing Corporation ("Industrial Leasing"). During 1992, First City Realty Investment Corp. ("FCRIC"), the Company's previous majority shareholder, transferred all of its interest in the Company to IFC Holdings. The accompanying consolidated financial statements include all of the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

    Subsequent to the Asset Sale, Company activities include collection of the remaining assets, investment of its financial resources, and the management of legal proceedings against the Company.

    The Company has adopted the liquidation basis of accounting as of May 20, 1994. This basis of accounting is considered appropriate when the Company has adopted a plan of liquidation and liquidation appears imminent, the Company is no longer viewed as a going concern and the net realizable value of the Company's assets are reasonably determinable. Under this basis of accounting, assets and liabilities are stated at their estimated net realizable value and estimated costs of liquidating the Company are provided to the extent they are reasonably determinable.

    The Company's Plan of Dissolution and Complete Liquidation (the "Plan of Liquidation") (see NOTE 2. -- Plan of Dissolution and Complete Liquidation) provides for the liquidation of all of the Company's assets. In connection with the adoption of the liquidation basis of accounting, the Company has accrued what management believes are reasonable estimates of costs to liquidate its remaining assets and to defend legal claims. The actual costs may differ significantly depending on a number of factors, including the length of time it takes to dispose of and the amount received for the remaining assets and the holding costs associated therewith, and the resolution of the claims against the Company's insurance carriers for reimbursement of legal fees and expenses related to the security litigation. Estimated cost to liquidate are reflected in the Consolidated Statement of Net Assets as "Reserve for estimated costs during the period of liquidation".

    The Consolidated Financial Statements for 1993 and 1992 were prepared on a going concern basis of accounting which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The 1994 Consolidated Financial Statements were prepared on the liquidation basis of accounting. The effects of adopting the Plan of Liquidation are explained in
NOTE 2. -- Plan of Dissolution and Complete Liquidation.

NOTE 2.  PLAN OF DISSOLUTION AND COMPLETE LIQUIDATION
    The Board of Directors of the Company approved the Plan of Liquidation, on May 20, 1994, for submission to the shareholders of the Company. A Special Meeting of Shareholders was scheduled for August 18, 1994, for shareholders to consider approval of the Plan of Liquidation. However, on August 15, 1994, the Company reached a preliminary agreement to settle the securities class action lawsuits pending against the Company. (See NOTE 8. -- Commitments and Contingencies). Due to the material financial implications of this proposed settlement, the Special Meeting was adjourned to enable the Company to revise the Proxy Statement, and provide its shareholders with additional information concerning the terms of the proposed settlement. No date has been set for the continuation of the Special Meeting.

    The Plan of Liquidation will be effective the date on which it is approved by the shareholders. IFC Holdings Inc., record owner of 100% of the Company's Class B Common Stock, which represents 75% of the ownership of the Company and of 96.8% of the outstanding Common Stock voting rights, has a sufficient number of votes to approve the Plan of Liquidation, regardless of the vote of any other shareholder. IFC Holdings has provided the Company with a proxy for those shares, to be voted by management in favor of the proposed Plan of Liquidation, and, consequently, approval of the Plan of Liquidation is assured.

    As a result of the Board's approval of the Plan of Liquidation, the Company's 1994 Consolidated Financial Statements have been prepared on a liquidation basis of accounting. Accordingly, assets are valued at their estimated net realizable value, and liabilities include the estimated costs to carry out the Plan of Liquidation.

    The net adjustment at May 31, 1994 required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was a decrease in the carrying value of net assets of $4.2 million which was included in the Consolidated Statement of Changes in Net Assets in Liquidation. This decrease in the carrying value of net assets is principally a result of recording estimated costs associated with carrying out the Plan of Liquidation. For the period from June 1, 1994 to November 30, 1994, the Company reduced the Reserve for estimated costs during the period of liquidation by $529,000, reflecting accrued legal fees which are not expected to be incurred of $975,000 and estimated liabilities in excess of previous estimates of $446,000.

    Under the liquidation basis, the Company has accrued future liabilities associated with carrying out the Plan of Liquidation (see assumptions below). The Company has not reflected future revenues from interest income or income associated with investment activities as such income will be recognized when realized.

    The Consolidated Balance Sheet as of November 30, 1993, and the Consolidated Statements of Income for the years ended November 30, 1993 and 1992 have been prepared using the going concern (historical cost) basis of accounting which the Company has previously used to report its financial condition and results of operations.

    The conversion of the Company's assets and liabilities from the going concern (historical cost) basis to the liquidation basis of accounting has required the determination of significant estimates and judgments by management of the Company. A summary of the Plan of Liquidation, and of the significant estimates and judgments made, are described below.

    The Plan of Liquidation calls for an orderly liquidation of the Company over a five year period from the effective date of the Plan. This period may be shortened or lengthened if it is deemed to be in the best interest of the shareholders. The Company may engage in transactions as may be appropriate to complete its liquidation, including the sale, exchange, or other disposition of all or part of its remaining assets for cash, shares, bonds, or other security or property, or any combination of the foregoing. Prior to distributions of the assets of the Company to its shareholders, the Company will invest its financial resources and will discharge or otherwise provide for all of its known liabilities and obligations.

    The Company has made the following assumptions in the valuation of the assets and liabilities of the Company on the liquidation basis of accounting:

    1) SHORT-TERM INVESTMENTS are carried at their estimated market value. No accrual has been made for future income or loss on investments except for unrealized gains or losses that existed on November 30, 1994.

    2) NOTE RECEIVABLE. The Company has the intent and ability to hold this receivable, acquired in connection with the Asset Sale, to maturity, which is May 27, 1996. No valuation allowance is deemed necessary. Interest income will be recognized when earned, calculated at the stated rate of 6% per annum.

    3) NONPERFORMING ASSETS are carried at their estimated net realizable value. Bad debt recoveries of $41,000 and auction proceeds of $948,000 were received in December 1994 and are reflected in the carrying value as of November 30, 1994.

    4) PREFERRED STOCK DIVIDENDS are accreted through November 30, 1994. The Company redeemed the preferred stock and accumulated dividends on January 26, 1995 for a total of $20.8 million, which includes $297,000 in dividends accreted subsequent to November 30, 1994.

    5) RESERVE FOR ESTIMATED COSTS DURING THE PERIOD OF LIQUIDATION represents management estimates of costs to be incurred in the future to liquidate the company. Major considerations and assumptions are as follows:

        a)  Nonperforming assets were sold at auction as of December 15, 1994

        b) Administrative costs have been accrued through May 31, 1996, the anticipated date of the final payment on the note receivable. No costs have been accrued subsequent to May 1996, as the Company currently anticipates that all significant outstanding matters will be resolved by that time.

    6) RESERVE FOR THE LITIGATION SETTLEMENT represents the amount paid by the Company subsequent to November 30, 1994 to settle its share of the securities litigation outstanding against the Company, pursuant to a settlement agreement which was finalized as of January 19, 1995.

    All of the above assumptions may be subject to change as facts emerge and circumstances change.

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES

    ACCOUNTING FOR LEASES. Prior to the Asset Sale, for financial reporting purposes, the Company's leases were classified as direct financing leases and were accounted for in accordance with Statement of Financial Accounting Standards No. 13. -- "Accounting for Leases".

    REVENUE RECOGNITION. For its mid-ticket leases, the Company has recognized the related unearned Income as lease revenue over the term of the lease by the interest method. For its small-ticket portfolio the Company recognized unearned lease income by the sum-of-the-months digits method on leases booked has prior to September 1, 1989 and by the interest method on leases booked subsequent to that date. Revenue was recognized on an accrual basis for both lease categories.

    INITIAL DIRECT  COSTS OF  LEASES.   Prior  to the  Asset Sale,  the  Company
deferred certain initial direct costs of originating leases and recognized these costs over the lives of the related leases as a reduction of their yields.

    NON-ACCRUAL  LEASES.   Prior to  the Asset  Sale, the  Company ceased income
recognition when a lease receivable became 90 days past due, or when other conditions adversely affected collectibility of the receivable.

    NONPERFORMING ASSETS. Nonperforming assets consist primarily of equipment held for sale or equipment repossessed, leases which are more than 180 days past due, and lease deficiencies which represent the remaining balance due to the Company after proceeds from equipment sales have been applied to the outstanding lease receivable. The nonperforming assets are valued at their estimated net realizable value.

    SHORT-TERM INVESTMENTS. Short-term investments consisted of Treasury Bills and U.S. Government Agency Securities at November 30, 1994, recorded at market value, which is lower than cost and of mutual funds at November 30, 1993, recorded at the lower of average cost or market. Aggregate net unrealized investment losses are included in the Consolidated Statement of Changes in Net Assets in Liquidation and the Consolidated Statement of Income.

    CONSOLIDATED STATEMENT OF CASH FLOW. For purposes of reporting cash flows, cash and cash equivalents includes cash in banks and temporary investments with an original maturity of three months or less.

    ACCOUNTING FOR INCOME TAXES. Under Federal income tax laws, the Company is not part of a controlled group and files its tax return separately.

    Effective December 1, 1993, the Company prospectively adopted Statement of Financial Accounting Standards No. 109. -- Accounting for Income Taxes. The effects of adopting this Statement were not material.

NOTE 4.  SHORT-TERM INVESTMENTS

    At November 30, 1994 and 1993, short-term investments consist of the following:

                                                                                   MARKET    CARRYING
                                                                         COST       VALUE      VALUE
                                                                       ---------  ---------  ---------
                                                                           (DOLLARS IN THOUSANDS)
November 30, 1994
U.S. Government Agency Securities....................................  $   2,685  $   2,627  $   2,627
U.S. Government Treasury Bills.......................................      3,901      3,942      3,942
November 30, 1993
MUTUAL FUNDS:
U.S. Government Agency Securities....................................  $  15,917  $  15,720  $  15,720
U.S. Government Treasury Bills.......................................      2,553      2,540      2,540

    At November 30, 1994, short-term investments with an original cost of $6,586,000 were recorded at market. Mutual funds at November 30, 1993 with an original cost of $18,470,000 were recorded at the lower of average cost or market. To reduce the carrying amount of the short-term investments to market, the Company recorded a valuation allowance of $17,000 at November 30, 1994 and of $210,000 at November 30, 1993 with a corresponding charge to net income.

    At November 30, 1994 and 1993, gross unrealized losses were $17,000 and $210,000, respectively.

NOTE 5.  NOTE RECEIVABLE
    As part of the sale of substantially all of Industrial Leasing's assets to ILC Acquisition Corp., on May 27, 1993, the Company received a note in the amount of $19,043,000 bearing interest at 6 percent per annum. The note is payable in equal semi-annual installments of $3,174,000, plus accrued interest, through May 27, 1996.

NOTE 6.  RESTRICTED CASH
    Restricted cash of $6,176,000 at November 30, 1994 consists of collateral for the underwriters' defense costs for the securities litigation and for funds required to settle the Company's share of this litigation. Of this balance, $1,174,000 and $800,000 as of November 30, 1994 and 1993 respectively, represent security to support underwriters' defense costs as ordered by the U.S. District Court for the Northern District of California. The remainder of $5,000,000 was placed in escrow pursuant to the preliminary agreement to settle the securities litigation. (See NOTE 8. -- Commitments and Contingencies).

NOTE 7.  INCOME TAXES
    The difference between taxes calculated at the federal statutory tax rate and the recorded tax benefit was as follows:

                                                           FOR THE YEARS ENDED
                                                               NOVEMBER 30,
                                                          ----------------------
                                                          1994   1993     1992
                                                          ----  -------  -------
                                                          (DOLLARS IN THOUSANDS)
Statutory federal tax rate..............................   34 %      35%      34%
Computed federal income tax benefit.....................  --    $  (468) $(4,789)
Adjustment in tax resulting from:
  Allocation of purchase price..........................  --      --         (47)
  Elimination of deferred taxes previously provided.....         (2,057)  (2,685)
  Other.................................................  --        (70)   --
                                                          ----  -------  -------
Federal income tax benefit..............................  --     (2,595)  (7,521)
State income tax benefit, net of federal income tax
 benefit................................................  --        (40)    (423)
                                                          ----  -------  -------
Total income tax benefit................................  --    $(2,635) $(7,944)
                                                          ----  -------  -------
                                                          ----  -------  -------

    Income tax benefit consists of the following:

                                                           FOR THE YEARS ENDED
                                                               NOVEMBER 30,
                                                          ----------------------
                                                          1994   1993     1992
                                                          ----  -------  -------
                                                          (DOLLARS IN THOUSANDS)
Taxes currently provided:
  Federal...............................................  --      --       --
  State.................................................  --      --       --
Deferred income taxes:
  Leasing income recognition differences................  --     (2,635)  (7,557)
  Other.................................................  --      --        (387)
                                                          ----  -------  -------
Total income tax benefit................................  --    $(2,635) $(7,944)
                                                          ----  -------  -------
                                                          ----  -------  -------

    The Company has determined that it has adequate net operating loss carry forwards and other deductions that no future income tax liability is anticipated. As all timing differences were eliminated as a result of the Asset Sale in 1993, the Company reviewed its deferred tax obligations and concluded that no future income tax obligations existed as of November 30, 1993. Consequently, the results of the year ended November 30, 1993, include the reversal of all outstanding deferred tax obligations previously recorded.

    As discussed in NOTE 1. -- Organization and Basis of Presentation, during 1992 the Company's previous majority shareholder transferred all of its interest in the Company to IFC Holdings. This resulted in a change in ownership for federal and state income tax purposes, which could limit the use in future years of net operating losses and other tax credit carry forwards. The amount which will be usable in any one year is limited to the value of the Company at the time of the change in ownership multiplied by the interest rate on federal long-term exempt securities at that date. At November 30, 1994 the Company had $37 million of net operating loss carry forwards, which are not expected to be utilized by the Company, expiring in the years 2007 through 2009.

NOTE 8.  COMMITMENTS AND CONTINGENCIES
    On August 20, 1994, the Company established a reserve in the amount of $5.0 million as its share of the settlement of the securities lawsuits previously filed against the Company, Industrial Leasing, the Company's previous majority shareholder First City and certain of its former affiliates and subsidiaries, certain directors, certain former directors and officers, its certified public accountants, and the underwriters of the December 8, 1989, initial public offering. The class action lawsuits, WADE ET. AL. V. INDUSTRIAL ET. AL., filed January 1992, and a related case BOWER ET. AL. V. BELZBERG ET. AL., filed February 1992, alleged violations of federal securities laws. The WADE lawsuit also alleged violations under California state law. These lawsuits were filed in the United States District Court for the Northern District of California, and alleged that plaintiffs were damaged as a result of alleged misstatements and omissions in documents disseminated in connection with the Company's initial public offering and subsequent communications and public filings through February 1991. Damages of approximately $22.5 million plus prejudgement interest were alleged.

    On August 15, 1994 a preliminary agreement was reached to settle these lawsuits. A settlement agreement was executed by the parties on October 7, 1994. The settlement was approved by the Court on December 19, 1994 and became effective January 19, 1995, at which time all claims were fully settled.

    Under the terms of the settlement, the Company contributed $5 million, without any presumption or admission of liability, of a total settlement of $10 million. The Company maintains that its litigation positions have merit, but has agreed to the settlement to avoid the risk, exposure, and costs of further legal proceedings.

    In January 1993, Alex. Brown & Sons and Piper Jaffray, Inc., the underwriters of the initial public offering, filed an action against the Company, demanding that the Company pay the underwriters' attorney fees and expenses associated with their defense of the securities litigation, in accordance with the Underwriting Agreement between the Company and the underwriters. The Court granted the underwriters' motion for summary judgment, on July 9, 1993, and ordered the Company to pay the underwriters' legal costs as they were incurred. The Company appealed this decision to the Court of Appeals. In the interim, pending a decision regarding this appeal, the Company deposited funds with the Court to cover these costs. As of November 30, 1994, the amount on deposit with the court was $1.2 million, and is included in the Consolidated Statement of Net Assets in restricted cash. Under the terms of the final settlement of the securities litigation, this deposit was returned by the Court to the Company on January 20, 1995.

    In connection with the securities litigation, the Company has filed a lawsuit against two insurance companies, demanding coverage against American Home Assurance Company under a directors and officers liability policy in the amount of approximately $5.0 million (Canadian), and against The Continental Insurance Company (Continental Insurance) under a general liability policy and umbrella policy of approximately $4.0 million (Canadian) and $16.0 million (Canadian), respectively.

    Continental Insurance has agreed to reimburse the Company for reasonable defense fees and expenses. As of November 30, 1994, Continental Insurance has advanced $1.6 million of legal costs which represents approximately 27 percent of the total legal costs incurred to date by the Company in defense of the class action lawsuit. The Company and Continental Insurance have agreed to negotiate the amount of the remaining reimbursement. Both parties have further agreed to submit the matter to binding arbitration if negotiations are not successful. The Company has submitted approximately $5.9 million of fees and expenses for reimbursement to Continental Insurance. Any additional reimbursements from Continental Insurance will be recorded as income when received.

    The Company is also a defendant in various lawsuits resulting from normal business activity. In the opinion of management, the disposition of all other such litigation currently pending will not have a material effect on the net assets or changes in net assets of the Company.

    The Company had noncancellable operating leases for office space. The cost to terminate these leases has been recorded as part of the loss on sale of assets at November 30, 1992.

    The Company entered into a noncancellable operating lease for office space on May 27, 1993. This lease expires on May 27, 1995. Future minimum lease payments under this lease are $41,000 for the year ended November 30, 1995. Total rent expense was as follows:

                                                                                             (DOLLARS IN
                                                                                             THOUSANDS)
November 30, 1994........................................................................     $      87
November 30, 1993........................................................................           369
November 30, 1992........................................................................           450

NOTE 9.  SHAREHOLDERS' EQUITY
    COMMON AND PREFERRED STOCK. The Company's authorized capital consists of 20,000,000 shares of Class A Common Stock, without par value, 10,000,000 shares of Class B Common Stock, without par value, and 10,000,000 shares of preferred stock, without par value. The Class A Common Stock has one vote per share and the Class B Common Stock has 10 votes per share.

    In March 1991, the Company issued 134,310 shares of the Series A Cumulative Preferred Stock ("Shares") of the Company to FCRIC for $10,000,000 in cash and the forgiveness of $3,431,000 of indebtedness owed by the Company arising from federal income taxes of the Company paid by FCRIC in fiscal years ended prior to November 30, 1990. Under the terms of the issuance, cash dividends on these Shares accreted quarterly at a rate of $14.22 per share per annum. These dividends are cumulative. The Company may, at anytime and at its option, redeem all or any part of the shares at a redemption price of $100 per share plus all accreted and unpaid dividends. The holder of the redeemable preferred stock may, at its option, redeem the stock after March 15, 1996. In the event of any liquidation, whether voluntary or otherwise, each holder is entitled to receive an amount of $100 per share plus all accumulated but unpaid dividends before any distribution shall be made to the holders of the common stock. The Shares are not convertible into any other securities of the Company, including Class A or Class B Common Stock. The accumulated preferred stock dividends totaled $7.1 million, $5.2 million, and $3.3 million as of November 30, 1994, 1993 and 1992, respectively. On January 26, 1995, the Shares and accumulated dividends were redeemed for $20.8 million including $297,000 of dividends accreted subsequent to November 30, 1994.

    STOCK OPTION PROGRAMS. In October 1989, the Company adopted two stock option plans for selected key executives and employees and directors, authorizing options to acquire 450,500 shares of Class A Common Stock. In April 1992, the directors' plan was amended and an additional 72,000 shares of stock were authorized for a total of 100,000 shares available under this plan. At November 30, 1994, the total shares Class A Common Stock authorized for issuance under the plans was 522,500.

    There are six different vesting plans within both stock options plans. The following sets forth the activity relating to the stock options granted under the plans.

OPTIONS OUTSTANDING UNDER THE 1989 PLANS

                                                                           NUMBER OF
                                                                             SHARES     EXERCISE PRICE
                                                                           ----------  -----------------
Outstanding at 11/30/92..................................................     493,000  $0.75 - $12.25
Granted during Fiscal year 1993..........................................           0
Canceled during Fiscal year 1993.........................................    (223,000) $1.13 - $12.25
                                                                           ----------
Outstanding at 11/30/93..................................................     270,000  $0.75 - $1.19
                                                                           ----------
                                                                           ----------
Granted during Fiscal year 1994..........................................           0
Canceled during Fiscal year 1994.........................................           0
                                                                           ----------
Outstanding at 11/30/94..................................................     270,000  $0.75 - $1.19
                                                                           ----------
                                                                           ----------
Exercisable at 11/30/93..................................................     270,000  $0.75 - $1.19
Exercisable at 11/30/94..................................................     270,000  $0.75 - $1.19

    In October 1989, the Company also adopted a stock option plan for key executives authorizing options to acquire 135,000 shares of Class B Common Stock. These options were canceled and no options are outstanding as of November 30, 1994.

NOTE 10.  PENSION PLAN
    Industrial Leasing had a Savings and Profit Sharing Plan covering substantially all employees. The plan provided for employees to contribute up to 10 percent of their salary to the plan under Section 401(k) of the Internal Revenue Code, and the Company could match up to 3 percent of the employee's compensation. The plan was terminated effective December 31, 1992, and, as a result, all Company contributions were 100 percent vested. The plan was fully funded and all benefits were distributed in 1993. The impact of the plan termination on the financial statements was not material. The total plan expenses were $9,000, and $38,000, for the years ended November 30, 1993 and 1992, respectively.

NOTE 11.  SUBSEQUENT EVENTS
    All remaining nonperforming assets were sold at auction December 6. 1994. See NOTE 2. -- Plan of Dissolution and Complete Liquidation.

    The class action lawsuits, WADE ET AL V. INDUSTRIAL ET AL, and the related case BOWER ET AL V. BELZBERG ET AL, were settled effective January 19, 1995. See
NOTE 8. -- Commitments and Contingencies.

    The Company redeemed its Series A Cumulative Preferred Stock and accumulated dividends January 26, 1995. See NOTE 2. -- Plan of Dissolution and Complete Liquidation.

NOTE 12.  QUARTERLY INFORMATION (UNAUDITED)

                                                                FEBRUARY 28,   MAY 31,   AUGUST 31,   NOVEMBER 30,
                                                                ------------  ---------  -----------  -------------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
1994
Revenues......................................................   $      363   $     194   $   1,434     $   1,503
Income (loss) before income taxes (benefit)...................         (582)     (4,842 (1)     (2,588)(2)       1,055(3)
Net income (loss).............................................         (582)     (4,842 (1)     (2,588)(2)       1,055(3)
Net income (loss) per common share............................        (0.14)      (0.71)      (0.41)         0.08
1993
Revenues......................................................   $    5,439   $   3,915   $     484     $     485
Income (loss) before income taxes (benefit)...................          888        (265)     (1,233)         (726)
Net income (loss).............................................          588       2,311      (1,031)         (569)
Net income (loss) per common share............................         0.01        0.24       (0.20)        (0.13)

- ------------------------
(1) Includes a $4,200,000 initial charge to change to the liquidation basis of accounting.

(2) Includes a charge of $5,000,000 for the Company's share of the settlement of the securities litigation. This charge is partially offset by an adjustment in the Reserve for estimated costs during the period of liquidation.

(3) Includes auction proceeds of $948,000 and bad debt recoveries related to the sale of nonperforming assets in December 1994.

                              MANAGEMENT'S REPORT

    To the Shareholders of Industrial Funding Corp.:

    The management of Industrial Funding Corp. has prepared and is responsible for the financial statements and related financial data contained in this report. The financial statements were prepared in accordance with generally accepted principles and by necessity include certain amounts determined using management's best estimate and judgments.

    The financial statements have been audited by independent accountants who were appointed by the Board for fiscal 1994. Their audit was made in accordance with generally accepted auditing standards and included a review of internal accounting controls, for the purpose of providing a basis for reliance thereon in connection with their audit of the financial statements.

    Management of the Company has established and maintains an internal control structure that provides reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition and the prevention and detection of fraudulent financial report. The concept of reasonable assurance is based on the recognition that the cost of a system of internal control must be related to the benefit derived. The internal control structure is continually monitored for compliance.

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

                                                        JOHN PITT

                                          --------------------------------------
                                             VICE PRESIDENT FINANCE AND CHIEF
                                                    EXECUTIVE OFFICER

February 28, 1995

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)  List of Documents Filed.

    (1)  Financial statements, Industrial Funding Corp. (included in Item 8).

         Independent Auditor's Report dated February 14, 1995.

         Consolidated statement of net assets (Liquidation basis) November 30, 1994.

            Consolidated balance sheet November 30, 1993.

               Consolidated statement  of change  in net  assets in  liquidation
                  November 30, 1994.

                  Consolidated  statements  of income  for  the two  years ended
                     November 30, 1993.

                     Consolidated statements of shareholders' equity for the two years ended November 30, 1993.

                        Consolidated statements  of  cash flows  for  the  three
                           years ended November 30, 1994.

                           Notes to consolidated financial statements.

    (2)  Schedules supporting consolidated financial statements:

         Independent Auditors' Report.

         Schedule VIII. Valuation and qualifying accounts for the year ended November 30, 1992.

            All other schedules have been omitted because of the absence of conditions under which they are required or because the required information is included elsewhere in the financial statements.

    (3) EXHIBITS. These exhibits indicated by an asterisk (*) are incorporated by reference to the same exhibit number unless otherwise noted as follows: (A) incorporated herein by reference to Registration Statement on Form S-1 filed on October 27, 1989 and amended on December 5, 1989 (File No. 33-31784)); (B) incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1990 as filed March 11, 1991; (C) incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1990 as filed February 28, 1992; (D) incorporated herein by reference to the Company's Report on Form 8 as filed May 5, 1992; (E) incorporated herein by reference to the Company's Report on Form 10-K for the period ended November 30, 1992, as filed February 25, 1993; (F) incorporated herein by reference to the Company's Report on Form 10-K for the period ended November 30, 1993, as filed February 23, 1994.

   3.1*  (A)  Form of Restated Articles of Incorporation of the Company.
   3.2*  (A)  Form of Bylaws of the Company.
   4.1*  (D)  Restructuring  Agreement dated as of February 24, 1992, by and among Industrial
              Leasing Corporation, the Purchasers of  the Original Note Agreements, the  Term
              Lenders, the Commercial Paper Lenders, and the Subordinated Lender.
   4.2*  (C)  Statement  of Designation of Series and  Determination of Rights and Preference
              of Series A Cumulative Preferred Stock dated March 15, 1991 (Exhibit 4.8.)
   4.3*  (E)  Amendment to Restructuring Agreement dated January 11, 1993.
  10.1*  (A)  Interest Rate and Currency Exchange Swap  Agreement dated October 18, 1989,  by and  between Industrial Leasing  Corporation and Algemene  Bank Nederland, N.V.
              (Exhibit 10.3.)
  10.2*  (A)  Revolving Credit and Term Agreement dated as  of March 8, 1988, by and  between
              First  City Credit Corp. ("FCC") and First  Bank, as amended by Amendment No. 1 thereto dated  as of  May 31,  1989 and  Amendment No.  2 thereto  dated as  of
              October 20, 1989, as assumed, agreed to and accepted by the Company, as further amended by a letter agreement, dated October 23, 1989. (Exhibit 10.12.)
  10.3*  (A)  Consent and Waiver Agreement regarding Revolving Credit and Term Loan Agreement dated  as of October 20,  1989, among FCC, First  City Equipment Finance Corp.,
              First City Equipment  Credit Corp., RNB  Leasing, Inc., the  Company and  First
              Bank (Exhibit 10.13.)
  10.4*  (A)  Consolidated,  Amended and Restated Security Agreement  dated as of October 20,
              1989, by FCC, the Washington Subsidiaries, the Company and First Bank  (Exhibit
              10.14.)
  10.5*  (A)  Security  Agreement dated as  of October 20,  1989, by the  Company in favor of
              First Bank. (Exhibit 10.15.)
  10.6*  (B)  Office Lease dated June 15, 1990, by and between A. L. McCormick, as  landlord, and the Company, as tenant, for the Company's headquarters in Portland, Oregon.
              (Exhibit 10.16.)
  10.7*  (A)  Industrial Funding Corp. 1989 Stock Option Plan. (Exhibit 10.18.)
  10.8*  (E)  Industrial Funding Corp. Amended Directors' Nonqualified Stock Option Plan.
  10.9*  (A)  Form of Incentive Stock Option Agreement. (Exhibit 10.32.)
  10.11* (A)  Form of Non-Qualified Stock Option Agreement. (Exhibit 10.33.)
  10.12* (B)  Interest  Rate  Swap  Agreement dated  as  of  June 30,  1987,  by  and between
              Industrial Leasing Corporation and First Bank. (Exhibit 10.35.)
  10.13* (C)  Employment agreement from the Company to John J. Estok dated November 8,  1991.
              (Exhibit (10.26.)
  10.14* (C)  Industrial Funding Corp. 1992 Savings and Profit Sharing Plan. (Exhibit 10.27.)

  10.15* (E)  Industrial  Funding Corp.  Agreement of Purchase  and Sale  of Assets. (Exhibit
              10.18.)
  10.16*      Revised employment agreement from  the Company to John  J. Estok dated July  1,
              1993.
  10.17*      Lease  agreement of the Company related  to its primary operating facilities in
              Portland, Oregon dated May 27, 1993.
  11.1        Exhibit 11.1 is a statement of computation of per share earnings that  includes the preferred stock dividend amount.
  22.1*  (A)  Schedule of Subsidiaries.
  23.1*       Independent  Auditor's consent related to  Form S-8, Registration Statement No.
              33-63514 as filed with the Securities and Exchange Commission on May 28, 1993.

    (b)  Reports on Form 8-K

         There were no reports on Form 8-K for the fourth quarter ended November 30, 1994.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Portland, State of Oregon, on February 27, 1995.

                                                 INDUSTRIAL FUNDING CORP.

                                                       /s/ JOHN PITT

                                          --------------------------------------
                                                        John Pitt
                                                VICE PRESIDENT FINANCE AND
                                                 CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 27, 1995, on behalf of the Registrant and in the capacities indicated.

            SIGNATURES                         TITLE
- -----------------------------------  -------------------------

       /s/ BRENT S. BELZBERG
- -----------------------------------  Chairman of the Board of
         Brent S. Belzberg            Directors

       /s/ RICHARD L. DOEGE
- -----------------------------------  Director
         Richard L. Doege

        /s/ ALAN R. HIBBEN
- -----------------------------------  Director
          Alan R. Hibben

         /s/ K. PETER ZECH
- -----------------------------------  Director
           K. Peter Zech

                          INDEPENDENT AUDITORS' REPORT

Industrial Funding Corp.

    We have audited the consolidated financial statements of Industrial Funding Corp. and subsidiary as of November 30, 1994 and 1993, and for each of the three years in the period ended November 30, 1994, and have issued our report thereon dated February 14, 1995, which report includes explanatory paragraphs relating to a change in the basis of accounting from the going concern basis to the liquidation basis and to subsequent events; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Industrial Funding Corp. and subsidiary, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          DELOITTE & TOUCHE LLP

Portland, Oregon
February 14, 1995

                            INDUSTRIAL FUNDING CORP.
               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

                                                               FOR THE
                                                             YEAR ENDED
                                                            NOVEMBER 30,
                                                                1992
                                                            -------------
                                                             (DOLLARS IN
                                                             THOUSANDS)
ALLOWANCE FOR CREDIT LOSS:
  Balance at beginning of period..........................  $     30,363
  Provision charged to expense............................           215
  Write-offs of receivables to their net realizable value,
   net of recoveries......................................       (18,700)
  Transfer to net assets held for sale....................       (11,878)
                                                            -------------
    Balance at end of period..............................  $          0
                                                            -------------
                                                            -------------

                                                                    EXHIBIT 11.1

                            INDUSTRIAL FUNDING CORP.

                                                                     FOR THE YEARS ENDED NOVEMBER 30,
                                                                -------------------------------------------
                                                                   1994           1993            1992
                                                                -----------  --------------  --------------
                                                                LIQUIDATION  GOING CONCERN   GOING CONCERN
                                                                   BASIS         BASIS           BASIS
                                                                -----------  --------------  --------------
                                                                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE
                                                                                   DATA)
Net income (loss).............................................  $    (6,957)  $      1,299    $     (6,140)
                                                                -----------  --------------  --------------
Cumulative preferred stock dividend...........................       (1,910)        (1,910)         (1,910)
Earnings (loss) on common stock...............................  $    (8,867)  $       (611)   $     (8,050)
Average number of common shares outstanding...................    7,500,000      7,500,000       7,500,000
                                                                -----------  --------------  --------------
Earnings (loss) per common share..............................  $     (1.18)  $      (0.08)   $      (1.07)
                                                                -----------  --------------  --------------
                                                                -----------  --------------  --------------