Form 10-K/A
period 1993-11-30
INDUSTRIAL FUNDING CORP
filed 1995-03-22
CIK 857067

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

    This  Form 10-K/A amends  Form 10-K for  the fiscal year  ended November 30,
1994.

    Page 18 -- Note 7. Income Taxes -- the last paragraph -- the last sentence.

    to read as follows: At November 30, 1994 the Company had in excess of $24 million of net operating loss carry forwards, which are not expected to be utilized by the Company, expiring in the years 2007 through 2009.

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

DELOITTE & TOUCHE LLP

Portland, Oregon
February 14, 1995

INDUSTRIAL FUNDING CORP.
- --------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF NET ASSETS (LIQUIDATION BASIS) AS OF NOVEMBER 30, 1994 AND
CONSOLIDATED BALANCE SHEET (GOING CONCERN BASIS) AS OF NOVEMBER 30, 1993

                                                     NOVEMBER 30,    NOVEMBER 30,
(DOLLARS IN THOUSANDS)                                   1994            1993
- ----------------------------------------------------------------------------------
                                                     (LIQUIDATION   (GOING CONCERN
                                                        BASIS)          BASIS)
ASSETS
Cash and cash equivalents..........................     $20,754        $  6,586
Restricted cash....................................       6,175             800
Short-term investments.............................       6,569          18,260
Note receivable....................................       9,521          15,869
Nonperforming assets...............................         989           3,025
Other assets.......................................          99              55
                                                     ------------   --------------
      TOTAL........................................     $44,107        $ 44,595
                                                     ------------   --------------
                                                     ------------   --------------

LIABILITIES

Accounts payable and accrued liabilities...........     $   661        $    619
Reserve for litigation settlement..................       5,000         --
Reserve for estimated costs during the period of
 liquidation.......................................       1,427         --
                                                     ------------   --------------
    Total liabilities..............................       7,088             619

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK
  Series A Cumulative Preferred Stock (without par
   value, 10,000,000 shares authorized, 134,310
   shares issued and outstanding -- at redemption
   and liquidation value of $100 per share and
   accumulated dividends)..........................      20,514          18,604
                                                     ------------   --------------
    Total Liabilites and Redeemable Preferred
     Stock.........................................      27,602          19,223

SHAREHOLDERS' EQUITY:
  Common stock:
    Class A (20,000,000 no par value shares
     authorized, 1,875,000 outstanding)............      --              20,381
    Class B (10,000,000 no par value shares
     authorized, 5,625,000 outstanding)............      --              27,831
  Accumulated deficit..............................      --             (22,840)
                                                     ------------   --------------
    Total shareholders' equity.....................      --              25,372
                                                     ------------   --------------
      TOTAL........................................      27,602        $ 44,595
                                                     ------------   --------------
                                                                    --------------
      NET ASSETS IN LIQUIDATION....................     $16,505
                                                     ------------
                                                     ------------

                See Notes to Consolidated Financial Statements.

INDUSTRIAL FUNDING CORP.
- --------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION, 1994 CONSOLIDATED STATEMENTS OF INCOME, 1993 AND 1992

                                                                FOR THE YEARS ENDED NOVEMBER 30,
                                                         ----------------------------------------------
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)                 1994            1993             1992
- -------------------------------------------------------------------------------------------------------
                                                         (LIQUIDATION   (GOING CONCERN   (GOING CONCERN
                                                            BASIS)          BASIS)           BASIS)
REVENUE:
  Net lease revenue....................................      --             $ 7,374         $ 22,406
  Gain on sale of equipment............................      --               1,102            2,630
  Gain on nonperforming portfolio......................     $ 2,040         --               --
  Interest and dividend income.........................       1,942           1,432              776
  Loss on sale of short-term investments...............        (519)        --               --
  Unrealized loss on short-term investments............         (17)           (210)         --
  Other revenue........................................          48             625            1,707
                                                         ------------   --------------   --------------
    Total revenue......................................       3,494          10,323           27,519
                                                         ------------   --------------   --------------
EXPENSES:
  Net selling, general and administrative..............       1,820           6,456            9,072
  Provision for credit losses..........................      --                  54              215
  Interest expense.....................................      --               3,821           15,000
  Loss on sale of assets...............................      --               1,328           17,316
                                                         ------------   --------------   --------------
    Total expenses.....................................       1,820          11,659           41,603
                                                         ------------   --------------   --------------
INCOME (LOSS) FROM OPERATIONS..........................       1,674          (1,336)         (14,084)
LITIGATION SETTLEMENT..................................      (5,000)        --               --
ESTIMATED COSTS DURING LIQUIDATION.....................      (3,631)        --               --
                                                         ------------   --------------   --------------
LOSS BEFORE INCOME TAX BENEFIT.........................      (6,957)         (1,336)         (14,084)
INCOME TAX BENEFIT.....................................      --              (2,635)          (7,944)
                                                         ------------   --------------   --------------
NET INCOME (LOSS)......................................     $(6,957)        $ 1,299         $ (6,140)
                                                         ------------   --------------   --------------
                                                         ------------   --------------   --------------
NET LOSS PER SHARE (Exhibit 11.1)......................     $ (1.18)        $ (0.08)        $  (1.07)
                                                         ------------   --------------   --------------
                                                         ------------   --------------   --------------

                See Notes to Consolidated Financial Statements.

INDUSTRIAL FUNDING CORP.
- --------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (GOING CONCERN BASIS)

                                                SHAREHOLDERS' EQUITY
                                   ----------------------------------------------
                                              CLASS A  CLASS B  RETAINED
                                   PREFERRED  COMMON   COMMON   EARNINGS
(DOLLARS IN THOUSANDS)              STOCK      STOCK    STOCK   (DEFICIT)  TOTAL
- ---------------------------------------------------------------------------------
BALANCE, NOVEMBER 30, 1991.......   $14,784   $20,381  $27,831  $(14,179) $34,033
  Preferred stock dividends
   accreted......................     1,910     --       --       (1,910)  (1,910)
  Net income.....................     --        --       --       (6,140)  (6,140)
                                   --------   -------  -------  --------  -------
BALANCE, NOVEMBER 30, 1992.......    16,694    20,381   27,831   (22,229)  25,983
  Preferred stock dividends
   accreted......................     1,910     --       --       (1,910)  (1,910)
  Net income.....................     --        --       --        1,299    1,299
                                   --------   -------  -------  --------  -------
BALANCE, NOVEMBER 30, 1993.......   $18,604   $20,381  $27,831  $(22,840) $25,372
                                   --------   -------  -------  --------  -------
                                   --------   -------  -------  --------  -------

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

                See Notes to Consolidated Financial Statements.

INDUSTRIAL FUNDING CORP.
- --------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOW

                                            FOR THE YEARS ENDED NOVEMBER 30,
                                     ----------------------------------------------
(DOLLARS IN THOUSANDS)                   1994            1993             1992
- -----------------------------------------------------------------------------------
                                     (LIQUIDATION   (GOING CONCERN   (GOING CONCERN
                                        BASIS)          BASIS)           BASIS)
CASH FLOWS FROM OPERATING
 ACTVITIES:
  Net income (loss)................    $ (6,957)       $  1,299         $  (6,140)
  Adjustments to reconcile net
   income (loss) to net cash
   provided by (used in) operating
   activities:
    Depreciation and
     amortization..................      --               1,807             7,303
    Provision for credit losses....      --                  54               215
    Gain on sale of equipment......      --              (1,102)           (2,630)
    Increase in restricted cash....      (5,375)           (800)
    Gain on nonperforming
     portfolio.....................      (2,040)        --                --
    Loss on sale of short-term
     investments...................         519
    Unrealized loss on short-term
     investments...................          17             210           --
    Increase in reserve for
     estimate costs during
     liquidation...................       1,427         --                --
    Increase in reserve for
     litigation settlement.........       5,000         --                --
    (Increase) decrease in other
     assets........................         (44)            176             1,057
    Increase (decrease) in accounts
     payable and other
     liabilities...................          42          (2,659)             (588)
    Decrease in deferred income
     taxes.........................      --              (2,057)           (7,093)
    Decrease in income taxes
     payable.......................      --              ]                   (250)
    Loss on sale of assets.........      --               1,328            17,316
    Other..........................         (48)            (15)              172
                                     ------------   --------------   --------------
    Total adjustments..............        (502)         (3,058)           15,502
                                     ------------   --------------   --------------
  Net cash provided by (used in)
   operating activities............      (7,459)         (1,759)            9,362
                                     ------------   --------------   --------------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Principal payments received on
   lease receivables...............      --              27,697            73,206
  Payments received on sale of
   equipment.......................      --              11,239            24,654
  Payments received on
   nonperforming assets............       4,124         --                --
  Purchase of short-term
   investments.....................     (19,933)        (18,470)          --
  Payments received on sale of
   short-term investments..........      31,088         --                --
  Principal payment received on
   note receivable.................       6,348           3,174           --
  Cash received on sale of assets
   (Net of $12,829 cash sold)......      --               7,356           --
  Purchase of equipment to be
   financed........................      --              (2,773)          (10,745)
  Initial direct costs --
   deferred........................      --                (130)             (885)
  Purchase of property and
   equipment.......................      --                 (81)             (143)
                                     ------------   --------------   --------------
  Net cash provided by investing
   activities......................      21,627          28,012            86,087
                                     ------------   --------------   --------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Principal payments on long-term
   debt............................      --             (44,311)          (99,264)
  Deferred financing costs.........      --             --                 (1,168)
  Decrease (increase) in restricted
   cash............................      --              23,478            (5,526)
                                     ------------   --------------   --------------
  Net cash used in financing
   activities......................           0         (20,833)         (105,958)
                                     ------------   --------------   --------------
INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS..................      14,168           5,420           (10,509)
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD...............       6,586           1,166            11,675
                                     ------------   --------------   --------------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD............................    $ 20,754        $  6,586         $   1,166
                                     ------------   --------------   --------------
                                     ------------   --------------   --------------
SUPPLEMENTAL DISCLOSURES:
  Interest paid....................      --            $  3,890         $  13,917
  Income taxes refunded............      --                 650               600
  Non-cash -- preferred stock
   dividends accreted..............    $  1,910           1,910             1,910
  Non-cash -- note receivable from
   sale of assets..................      --              19,043           --

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

NOTE 4.  SHORT-TERM INVESTMENTS

    At November 30, 1994 and 1993, short-term investments consist of the following:

                                                           MARKET   CARRYING
                                                   COST     VALUE    VALUE
                                                  -------  -------  --------
                                                    (DOLLARS IN THOUSANDS)
    November 30, 1994
    U.S. Government Agency Securities...........  $ 2,685  $ 2,627   $ 2,627
    U.S. Government Treasury Bills..............    3,901    3,942     3,942
    November 30, 1993
    MUTUAL FUNDS:
    U.S. Government Agency Securities...........  $15,917  $15,720   $15,720
    U.S. Government Treasury Bills..............    2,553    2,540     2,540

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

NOTE 7.  INCOME TAXES
    The difference between taxes calculated at the federal statutory tax rate and the recorded tax benefit was as follows:

                                                            FOR THE YEARS ENDED
                                                               NOVEMBER 30,
                                                          -----------------------
                                                          1994    1993     1992
                                                          ----   -------  -------
                                                          (DOLLARS IN THOUSANDS)
Statutory federal tax rate..............................   34%        35%      34%
Computed federal income tax benefit.....................  --     $  (468) $(4,789)
Adjustment in tax resulting from:
  Allocation of purchase price..........................  --       --         (47)
  Elimination of deferred taxes previously provided.....          (2,057)  (2,685)
  Other.................................................  --         (70)   --
                                                          ----   -------  -------
Federal income tax benefit..............................  --      (2,595)  (7,521)
State income tax benefit, net of federal income tax
 benefit................................................  --         (40)    (423)
                                                          ----   -------  -------
Total income tax benefit................................  --     $(2,635) $(7,944)
                                                          ----   -------  -------
                                                          ----   -------  -------

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

    As discussed in NOTE 1. -- Organization and Basis of Presentation, during 1992 the Company's previous majority shareholder transferred all of its interest in the Company to IFC Holdings. This resulted in a change in ownership for federal and state income tax purposes, which could limit the use in future years of net operating losses and other tax credit carry forwards. The amount which will be usable in any one year is limited to the value of the Company at the time of the change in ownership multiplied by the interest rate on federal long-term exempt securities at that date. At November 30, 1994 the Company had in excess of $24 million of net operating loss carry forwards, which are not expected to be utilized by the Company, expiring in the years 2007 through 2009.

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

    The Company entered into a noncancellable operating lease for office space on May 27, 1993. This lease expires on May 27, 1995. Future minimum lease payments under this lease are $41,000 for the year ended November 30, 1995. Total rent expense was as follows:

                                                                 (DOLLARS IN
                                                                 THOUSANDS)
    November 30, 1994..........................................      $ 87
    November 30, 1993..........................................       369
    November 30, 1992..........................................       450

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

NOTE 12.  QUARTERLY INFORMATION (UNAUDITED)

                                                         FEBRUARY 28,    MAY 31,    AUGUST 31,    NOVEMBER 30,
                                                         ------------   ---------   -----------   ------------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
1994
Revenues...............................................     $  363      $   194      $ 1,434         $1,503
Income (loss) before income taxes (benefit)............       (582)      (4,842)(1)   (2,588)(2)      1,055(3)
Net income (loss)......................................       (582)      (4,842)(1)   (2,588)(2)      1,055(3)
Net income (loss) per common share.....................      (0.14)       (0.71)       (0.41)          0.08
1993
Revenues...............................................     $5,439      $ 3,915      $   484         $  485
Income (loss) before income taxes (benefit)............        888         (265)      (1,233)          (726)
Net income (loss)......................................        588        2,311       (1,031)          (569)
Net income (loss) per common share.....................       0.01         0.24        (0.20)         (0.13)

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