Form 10-Q
period 1995-02-28
INDUSTRIAL FUNDING CORP
filed 1995-04-14
CIK 857067

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ________________
                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1995

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes ____   No

                                ________________
                                                       Outstanding at
          Class                                        April 3, 1995
          -----                                        -------------

     Class A, Without Par Value                        1,977,602 shares
     Class B, Without Par Value                        5,625,000 shares

            (The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                            INDUSTRIAL FUNDING CORP.


                                      INDEX






Part I.  Financial Information

         Item 1. Financial Statements. . . . . . . . . . . . . . . . . . . . . .
                 Consolidated Statement of Net Assets (Liquidation Basis). . . 3 Consolidated Statements of Changes in Net Assets in
                 liquidation . . . . . . . . . . . . . . . . . . . . . . . . . 4
                 Consolidated Statements of Cash Flows . . . . . . . . . . . . 5

                 Notes to Consolidated Financial Statements. . . . . . . . . . 6

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations . . . . . . . .10


Part II. Other Information

         Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .13
         Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .13

         Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .14

INDUSTRIAL FUNDING CORP.                                               UNAUDITED
- -------------------------------------------------------------------------------
Consolidated Statement of Net Assets (liquidation basis)







                                                                February 28,   February 28,   November 30,
                                                                -----------    -----------    -----------
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)                           1995           1994           1994
- ---------------------------------------------------------------------------------------------------------
                                                                LIQUIDATION    LIQUIDATION    LIQUIDATION
                                                                      BASIS          BASIS          BASIS
ASSETS:
  Cash and cash equivalents                                          $1,444         $7,110        $20,754
  Restricted cash                                                        --            805          6,175
  Short-term investments                                              6,005         18,321          6,569
  Notes receivable                                                    9,521         15,869          9,521
  Nonperforming assets                                                   --          1,415            989
  Other assets                                                          827            515             99
                                                                 ----------------------------------------
            TOTAL                                                   $17,797        $44,035        $44,107
                                                                 ----------------------------------------
                                                                 ----------------------------------------



LIABILITIES:
  Accounts payable and accrued liabilities                             $122           $641           $661
  Reserve for litigation settlement                                      --             --          5,000
  Reserve for estimated costs during the period of liquidation        1,100          4,506          1,427
                                                                ----------------------------------------
    Total liabilities                                                 1,222          5,147          7,088



COMMITMENTS AND CONTINGENCIES


REDEEMABLE PREFERRED STOCK
  Series A Cumulative Preferred Stock (without par value,
    10,000,000 shares authorized, 134,310 shares issued and
    outstanding - at redemption and liquidation value of
    $100 per share and accumulated dividends).                           --         19,081         20,514
                                                                ----------------------------------------
    Total Liabilities and Redeemable Preferred Stock                  1,222         24,228         27,602


SHAREHOLDERS' EQUITY:
  Common stock:
    Class A (20,000,000 no par value shares authorized,
      1,879,294 outstanding)                                             --             --             --
    Class B (10,000,000 no par value shares authorized,
      5,625,000 outstanding)                                             --             --             --
                                                                ----------------------------------------
    Total shareholders' equity                                           --             --             --
                                                                 ----------------------------------------
            TOTAL                                                     1,222         24,228         27,602
                                                                 ----------------------------------------

            NET ASSETS IN LIQUIDATION                               $16,575        $19,807        $16,505
                                                                 ----------------------------------------
                                                                 ----------------------------------------









SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDUSTRIAL FUNDING CORP.                                               UNAUDITED
- -------------------------------------------------------------------------------
Consolidated Statements of Changes in Net Assets in Liquidation


                                                                     For The Three Months Ended
                                                                February 28,          February 28,
                                                               -------------         -------------
   (DOLLARS IN THOUSANDS EXCEPT PER SHARE                              1995                  1994
- --------------------------------------------------------------------------------------------------
                                                                LIQUIDATION           LIQUIDATION
                                                                      BASIS                 BASIS
   REVENUE:
         Gain on nonperforming portfolio                                 $7                     -
         Interest and dividend income                                   292                  $621
         Gain (loss) on sale of short-term investment                    69                  (357)
         Unrealized gain on short-term investments                       -                     83
         Other revenue                                                   -                     16
                                                               -----------------------------------
             Total revenue                                              368                   363
                                                               -----------------------------------
   ESTIMATED COSTS DURING LIQUIDATION                                    -                 (5,451)
                                                               -----------------------------------
   NET INCOME (LOSS)                                                   $368               ($5,088)
                                                               -----------------------------------
                                                               -----------------------------------

   NET INCOME (LOSS) PER SHARE (Exhibit 11.1)                         $0.01                ($0.74)
                                                               -----------------------------------
                                                               -----------------------------------













SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDUSTRIAL FUNDING CORP.                                               Unaudited
- -------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                       For the Three Months Ended
                                                                                    February 28,        February 28,
                                                                                    ------------        ------------
(DOLLARS IN THOUSANDS)                                                                     1995                1994
- --------------------------------------------------------------------------------------------------------------------
                                                                                    LIQUIDATION         LIQUIDATION
                                                                                          BASIS               BASIS
CASH FLOWS FROM OPERATING ACTVITIES:
  Net income (loss)                                                                        $368             ($5,088)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    (Increase) decrease in restricted cash                                                6,175                  (5)
    (Gain) loss on sale of short-term investments                                           (69)                357
    Recovery of unrealized loss on short-term investments                                    -                  (83)
    Increase (decrease) in reserve for estimated costs during liquidation                  (327)              4,506
    Decrease in reserve for litigation settlement                                        (5,000)                  -
    Increase in other assets                                                               (728)               (460)
    Increase (decrease) in accounts payable and other liabilities                          (539)                 22
    Other                                                                                    (1)                (26)
                                                                                    ---------------------------------
    Total adjustments                                                                      (489)              4,311
                                                                                    ---------------------------------
  Net cash used in operating activities                                                    (121)               (777)
                                                                                    ---------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments received on nonperforming assets                                                 989               1,636
  Purchase of short-term investments                                                     (6,005)            (11,682)
  Proceeds received on sale of short-term investments                                     6,638              11,347
  Redemption of Series A Cumulative Preferred Stock and accumulated dividend            (20,811)                  -
                                                                                    ---------------------------------
  Net cash provided by (used in) investing activities                                   (19,189)              1,301
                                                                                    ---------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (19,310)                524

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         20,754               6,586
                                                                                    ---------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $1,444              $7,110
                                                                                    ---------------------------------
                                                                                    ---------------------------------

SUPPLEMENTAL DISCLOSURES:
Non-cash - preferred stock dividends accreted                                              $297                $477








SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

     Industrial Funding Corp. ("Industrial" or the "Company"), was incorporated in October 1989, as a holding company formed for the purpose of owning Industrial Leasing Corporation ("Industrial Leasing"). The accompanying consolidated financial statements include all of the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

     The Company's Plan of Dissolution and Complete Liquidation (the "Plan of Liquidation") (see NOTE 2. - Plan of Dissolution and Complete Liquidation) provides for the liquidation of all of the Company's assets. In connection with the adoption of the liquidation basis of accounting, the Company has accrued what management believes are reasonable estimates of costs to liquidate its remaining assets and to defend legal claims. The actual costs may differ significantly depending on a number of factors, including the length of time it takes to dispose of and the amount received for the remaining assets and the holding costs associated therewith, and the resolution of the claims against the Company's insurance carriers for reimbursement of legal fees and expenses related to the security litigation. Estimated costs to liquidate are reflected in the Consolidated Statement of Net Assets as "Reserve for estimated costs during the period of liquidation".

     The accompanying Unaudited Consolidated Financial Statements were prepared on the liquidation basis of accounting in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). While these statements reflect all necessary, normal, and recurring adjustments, including those required to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiary at February 28, 1995 and 1994, and for the three month periods then ended, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. Further information is contained in the annual financial statements of the Company and notes thereto, for the year ended November 30, 1994, contained in the Company's Form 10-K/A, filed with the SEC pursuant to the Securities Exchange Act of 1934. Operating results for the three months period ended February 28, 1995, are not necessarily indicative of the results that may be expected for the full year. The effects of adopting the Plan of Liquidation are explained in NOTE 2. - Plan of Dissolution and Complete Liquidation.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  PLAN OF DISSOLUTION AND COMPLETE LIQUIDATION

     The Board of Directors of the Company approved the Plan of Liquidation, on May 20, 1994, for submission to the shareholders of the Company. A Special Meeting of Shareholders was scheduled for August 18, 1994, for shareholders to consider approval of the Plan of Liquidation. However, on August 15, 1994, the Company reached a preliminary agreement to settle the securities class action lawsuits pending against the Company. (See NOTE 3. - Commitments and Contingencies). Due to the material financial implications of this proposed settlement, the Special Meeting was adjourned to enable the Company to revise the Proxy Statement, and provide its shareholders with additional information concerning the terms of the proposed settlement. No date has been set for the continuation of the Special Meeting.

     On April 3, 1995, a change in control of the Company occurred pursuant to the closing of the sale of 5,625,000 shares of Class B Common Stock of the Company by IFC Holdings, Inc. under the terms of a Stock Purchase Agreement, dated as of April 3, 1995, to Fir Tree Industrial, L.P., a Delaware limited partnership ("FTI"), Fir Tree Value Fund, L.P., a Delaware limited partnership ("FTV"), F/B/O Jeffrey D. Tannenbaum IRA Neuberger & Berman Custodian ("IRA"), and Quota Fund, N.V., a foreign investment company ("Quota"); collectively the ("Fir Tree Holders"), FTI, FTV, IRA and Quota purchased 3,135,000, 1,125,000, 72,500 and 1,292,500 shares of the Company's Class B Common Stock, respectively.

     The Plan of Liquidation will be effective the date on which it is approved by the shareholders. The Fir Tree Holders are record owners, in the aggregate, of 100 percent of the Company's Class B Common Stock, which represents 74 percent of the ownership of the Company and 96.6 percent of the outstanding Common Stock voting rights as of April 3, 1995. FTV and Quota are beneficial owners, in the aggregate, of 70.1 percent of the Company's Class A Common Stock, which represents 18.2 percent of the ownership of the Company and
2.4 percent of the outstanding Common Stock voting rights. The Fir Tree Holders accordingly have a sufficient number of votes to approve the Plan of Liquidation, regardless of the votes of any other shareholders. The Fir Tree Holders have advised the Company that they will provide the Company with a proxy for those shares, to be voted by management in favor of the proposed Plan of Liquidation, and, consequently, approval of the Plan of Liquidation is assured.

     As a result of the Board's approval of the Plan of Liquidation, the Company's Consolidated Financial Statements are prepared on the liquidation basis of accounting. Accordingly, assets are valued at their estimated net realizable value, and liabilities include the estimated costs to carry out the Plan of Liquidation. The Company's financial statements for the three months ended February 28, 1994 have been restated to reflect the liquidation basis of accounting.

     The net adjustment required to convert from the going concern (historical cost) basis to the liquidation basis of accounting as of December 1, 1993 was a decrease in the carrying value of net assets of $5.5 million which was included in the Consolidated Statement of Changes in Net Assets in Liquidation. This decrease in the carrying value of net assets is principally a result of recording estimated costs associated with carrying out the Plan of Liquidation.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     The Company has made the following assumptions in the valuation of the assets and liabilities of the Company on the liquidation basis of accounting:

     1) SHORT-TERM INVESTMENTS are carried at their estimated market value. No accrual has been made for future income or loss on investments except for unrealized gains or losses that existed on February 28, 1995.

     2) NOTE RECEIVABLE. The Company has the intent and ability to hold this receivable, acquired in connection with the Asset Sale, to maturity, which is May 27, 1996. No valuation allowance is deemed necessary. Interest income will be recognized when earned, calculated at the stated rate of 6% per annum.

     3) NONPERFORMING ASSETS are carried at their estimated net realizable value.

     4) PREFERRED STOCK DIVIDENDS were accreted through January 26, 1995. The Company redeemed the preferred stock and accumulated dividends on January 26, 1995 for a total of $20.8 million, which includes $297,000 in dividends accreted subsequent to November 30, 1994.

     5) THE RESERVE FOR ESTIMATED COSTS DURING THE PERIOD OF LIQUIDATION represents management estimates of costs to be incurred in the future to liquidate the company. Major considerations and assumptions are as follows:

          a) Nonperforming assets were sold at auction as of December 15, 1994.
          b) Administrative costs have been accrued through May 31, 1996, the anticipated date of the final payment on the note receivable. No costs have been accrued subsequent to May 1996, as the Company currently anticipates that all significant outstanding matters will be resolved by that time.

     All of the above assumptions may be subject to change as facts emerge and circumstances change.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3.  COMMITMENTS AND CONTINGENCIES

     On August 20, 1994, the Company established a reserve in the amount of $5.0 million as its share of the settlement of the securities lawsuits previously filed against the Company, Industrial Leasing, the Company's previous majority shareholder, First City, and certain of its former affiliates and subsidiaries, certain directors, certain former directors and officers, its certified public accountants, and the underwriters of the December 8, 1989, initial public offering. The class action lawsuits, WADE ET AL. V. INDUSTRIAL ET AL., filed January 1992, and a related case BOWER ET AL. V. BELZBERG ET AL., filed February 1992, alleged violations of federal securities laws. The WADE lawsuit also alleged violations under California state law. These lawsuits were filed in the United States District Court for the Northern District of California, and alleged that plaintiffs were damaged as a result of alleged misstatements and omissions in documents disseminated in connection with the Company's initial public offering and subsequent communications and public filings through February 1991. Damages of approximately $22.5 million plus prejudgement interest were alleged.

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

     Continental Insurance has agreed to reimburse the Company for reasonable defense fees and expenses. As of April 3, 1995, Continental Insurance has advanced $2.2 million of legal costs which represents approximately 37 percent of the total legal costs incurred to date by the Company in defense of the class action lawsuit. The Company and Continental Insurance have agreed to negotiate the amount of the remaining reimbursement. Both parties have further agreed to submit the matter to binding arbitration if negotiations are not successful.
The Company has submitted approximately $5.9 million of fees and expenses for reimbursement to Continental Insurance. Any additional reimbursements from Continental Insurance will be recorded as income when received.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company is also a defendant in various lawsuits resulting from normal business activity. In the opinion of management, the disposition of all other such litigation currently pending will not have a material effect on the net assets or changes in net assets of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Subsequent to the Asset Sale on May 27, 1993, the Company has made collection on its nonperforming assets and the Purchase Note, has invested its financial resources, and managed the legal proceedings against the Company. On December 6, 1994 the remaining nonperforming assets were sold at public auction.

     The Board of Directors of the Company approved the Plan of Liquidation, on May 20, 1994, for submission to the shareholders of the Company. A Special Meeting of Shareholders was scheduled for August 18, 1994, for shareholders to consider approval of the Plan of Liquidation. However, on August 15, 1994, the Company reached a preliminary agreement to settle the securities class action lawsuits pending against the Company. (See NOTE 3. - Commitments and Contingencies). Due to the material financial implications of this proposed settlement, the Special Meeting was adjourned to enable the Company to revise the Proxy Statement, and provide its shareholders with additional information concerning the terms of the proposed settlement. No date has been set for the continuation of the Special Meeting.

     On April 3, 1995, a change in control of the Company occurred pursuant to the closing of the sale of 5,625,000 shares of Class B Common Stock of the Company by IFC Holdings, Inc. under the terms of a Stock Purchase Agreement, dated as of April 3, 1995, to Fir Tree Industrial, L.P., a Delaware limited partnership ("FTI"), Fir Tree Value Fund, L.P., a Delaware limited partnership ("FTV"), F/B/O Jeffrey D. Tannenbaum IRA Neuberger & Berman Custodian ("IRA"), and Quota Fund, N.V., a foreign investment company ("Quota"); collectively the ("Fir Tree Holders"). FTI, FTV, IRA and Quota purchased 3,135,000, 1,125,000, 72,500 and 1,292,500 shares of the Company's Class B Common Stock, respectively.

     The Plan of Liquidation will be effective the date on which it is approved by the shareholders. The Fir Tree Holders, are record owners, in the aggregate, of 100 percent of the Company's Class B Common Stock, which represents 74 percent of the ownership of the Company and 96.6 percent of the outstanding Common Stock voting rights as of April 3, 1995. FTV and Quota are beneficial owners, in the aggregate, of 70.1 percent of the Company's Class A Common Stock, which represents 18.2 percent of the ownership of the Company and
2.4 percent of the outstanding Common Stock voting rights. The Fir Tree Holders accordingly have a sufficient number of votes to approve the Plan of Liquidation, regardless of the votes of any other shareholders. The Fir Tree Holders have advised the Company that they will provide the Company with a proxy for those shares, to be voted by management in favor of the proposed Plan of Liquidation, and, consequently, approval of the Plan of Liquidation is assured.

     As a result of the Board's approval to adopt the Plan of Liquidation, the Financial Statements have been prepared on a liquidation basis of accounting. Accordingly, assets have been valued at their estimated net realizable value and liabilities include estimated costs to carry out the Plan of Liquidation. The net adjustment in 1994 required to convert from a going concern (historical cost) basis to a liquidation basis of accounting was a decrease in the carrying value of net assets of $5.5 million which is included in the Consolidated Statement of Changes in Net Assets in Liquidation. This decrease in the carrying value of net assets is a result of recording estimated costs to carry out the Plan. In compliance with generally accepted accounting principles, the Company has not included in this reserve future revenues from interest, investment income, or any other miscellaneous income.

     The conversion of the Company's assets and liabilities to the liquidation basis of accounting requires significant estimates and judgments by management of the Company. A summary of the Plan of Liquidation, and the significant judgments and estimates made, are described below.

     The Plan calls for the orderly liquidation of the Company over a five year period from the effective date of the Plan. The period may be shorted or lengthened if it is deemed to be in the best interest of the shareholders. The Company may engage in transactions as may be appropriate to its complete liquidation, including the sale, exchange, or other disposition of all or any part of its remaining assets for cash, shares, bonds, or other securities or property, or any combination of the foregoing. Prior to distributions of the assets of the Company to its shareholders, the Company will invest its financial resources and will discharge or otherwise provide for its liabilities and obligations.

     The Company has made the following assumptions in the valuation of the assets and liabilities of the Company on the liquidation basis of accounting.

     1. Short-term investments are carried at their estimated net realizable value. No accrual has been made for future income or loss on investments except for unrealized gains or losses that existed at February 28, 1995.

     2. Notes Receivable. The Company has the intent and ability to hold this receivable, acquired in connection with the Asset Sale, to maturity, which is May 27, 1996. No valuation allowance is deemed necessary. Interest income will be recognized when earned, calculated at the stated rate of 6 percent per annum.

     3. Preferred stock dividends were accreted through January 26, 1995. The Company redeemed the preferred stock and accumulated dividends on January 26, 1995 for a total of $20.8 million, including $297,000 in dividends accreted during the quarter ended February 28, 1995.

     4. The Reserve for estimated costs during the period of liquidation represent management's estimate of costs to be incurred to liquidate the Company. Estimated administrative costs have been accrued through May 27, 1996, the anticipated date of the final payment on the note receivable. No costs have been accrued subsequent to May 1996, as the Company currently anticipates all significant outstanding matters will be resolved by that time.

All of the above assumptions are subject to change should facts and circumstances change.

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 28, 1995 COMPARED TO FEBRUARY 28, 1994

     As a result of the Board's approval of the Plan of Liquidation, the Company's financial statements, for the three months ended February 28, 1995 and 1994, have been prepared on the liquidation basis of accounting. Accordingly, assets have been valued at their estimated net realizable value and the liabilities include estimated costs to carry out the Plan of Liquidation. The Company's Net Assets in Liquidation were reduced by $5.5 million for the estimated costs to implement the Plan of Liquidation as of December 1, 1993.

     Revenue for the three months ended February 28, 1995 was $368,000 which consisted primarily of interest income and gains on sale of investments, as compared to $363,000 for the three months ended February 28, 1994 which consisted primarily of interest income and losses on sale of investments

     Liquidation costs were $327,000 for the three months ended February 28, 1995, compared to $945,000 for the same period the previous year.

     The net adjustment required to convert the quarter ended February 28, 1994 from a going concern basis to a liquidation basis of accounting was a decrease in the carrying value of the net assets of $5.5 million, which is included in the consolidated statement of changes in net assets in liquidation.

     The Company reported net income of $368,000 for the quarter ended February 28, 1995, or $.01 per common share, compared to a net loss of $5.1 million, or a loss of $.74 per common share for the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has no available short-term or long-term debt facilities. The Company believes that its present cash and cash equivalents, short-term investments, together with the future collection of its Notes Receivable will allow it to implement the Plan of Liquidation and manage the collection of its claims against Continental Insurance for the recovery of legal costs.

DISTRIBUTIONS TO SHAREHOLDERS

     Although it is unable to predict the amount or timing of distributions to holders of the Company's Common Stock if the Plan of Liquidation is approved by the Company's shareholders, the Company presently estimates the total distributions may range from $2.30 to $2.77 per share based upon an analysis of the presently known assets and estimated liabilities of the Company. The distribution estimate range assumes the collection by the Company of all principal and interest under the Purchase Note, and the accuracy of the Company's assumptions regarding its reserve for estimated costs during the period of liquidation.

     The timing and amounts of such distributions will depend upon the receipt by the Company of payments of principal and interest under the Purchase Note.
As of February 28, 1995, the Purchase Note had a remaining principal balance of $9.5 million. In accordance with its terms, the remaining principal balance and interest are payable on May 27, 1995, November 27, 1995 and May 27, 1996. Additionally, the timing and amounts will be affected by the amount of defense costs reimbursed by Continental Insurance, the accuracy of the Company's assumptions regarding its Reserve for estimated costs during the period of liquidation, the absence of additional liabilities, and determinations regarding reserves to be established in connection with unknown liabilities. The amount of any distribution may vary from current estimates and the timing of any distribution may depend upon a number of factors beyond the control of the Company.

                           PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     See Note 3, Commitments and Contingencies, in Notes to the Consolidated Financial Statements, beginning on Page 8.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

10.18 Employment agreement from the Company to John W. Pitt dated December 27, 1994.

11.1 Exhibit 11.1 is a statement of computation of per share earnings that includes the preferred stock dividend.

27.       Financial Data Schedule

                                   SIGNATURES



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             INDUSTRIAL FUNDING CORP.
                                             (Registrant)





Date:     April 12, 1995           By:  /s/ John W. Pitt
          --------------                ----------------

                                        John W. Pitt
                                        Vice-President - Finance and Secretary