Form 10-Q
period 1995-05-31
INDUSTRIAL FUNDING CORP
filed 1995-07-12
CIK 857067

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ----------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 1995

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

                               2121 S.W. BROADWAY
                                    SUITE 330
                             PORTLAND, OREGON 97201
          (Address of principal executive offices, including zip code)

                                  (503)228-2111
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ----     ---

                                ----------------

                                                            Outstanding at
          Class                                              July 5, 1995
          -----                                              ------------

Class A, Without Par Value                                  1,977,602 shares
Class B, Without Par Value                                  5,625,000 shares

           (The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                            INDUSTRIAL FUNDING CORP.


                                      INDEX


Part I. Financial Information

        Item 1.  Consolidated Financial Statements (Liquidation Basis) . . .

                 Consolidated Statement of Net Assets  . . . . . . . . . . . . 3
                 Consolidated Statements of Changes in Net Assets
                   in liquidation. . . . . . . . . . . . . . . . . . . . . . . 4
                 Consolidated Statements of Cash Flows . . . . . . . . . . . . 5

                 Notes to Consolidated Financial Statements. . . . . . . . . . 6

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations . . . . . . . . 9


Part II. Other Information

        Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  12
        Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  12

        Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

INDUSTRIAL FUNDING CORP.                                               UNAUDITED
- - --------------------------------------------------------------------------------
Consolidated Statement of Net Assets (liquidation basis)

                                                                May 31,             May 31,           November 30,
                                                              -----------         -----------         ------------
(DOLLARS IN THOUSANDS)                                               1995                1994                1994
- - -------------------------------------------------------------------------------------------------------------------
                                                              LIQUIDATION         LIQUIDATION         LIQUIDATION
                                                                    BASIS               BASIS               BASIS
ASSETS:
  Cash and cash equivalents                                       $6,915              $6,155              $20,754
  Restricted cash                                                     --                 810                6,175
  Short-term investments                                           4,430              23,224                6,569
  Notes receivable                                                 6,348              12,695                9,521
  Nonperforming assets                                                --                 395                  989
  Prepaid and other assets                                           712                 216                   99
                                                              ---------------------------------------------------
            TOTAL                                                $18,405             $43,495              $44,107
                                                              ---------------------------------------------------
                                                              ---------------------------------------------------


LIABILITIES:
  Accounts payable and accrued liabilities                          $171                $784                 $661
  Reserve for litigation settlement                                   --                  --                5,000
  Reserve for estimated costs during the period
    of liquidation                                                   984               3,631                1,427
                                                              ---------------------------------------------------
    Total liabilities                                              1,155               4,415                7,088


COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK
  Series A Cumulative Preferred Stock (without par value,
    10,000,000 shares authorized, 134,310 shares issued and
    outstanding - at redemption and liquidation value of
    $100 per share and accumulated dividends).                        --              19,559               20,514
                                                              ---------------------------------------------------
    Total Liabiliites and Redeemable Preferred Stock               1,155              23,974               27,602


SHAREHOLDERS' EQUITY:
  Common stock:
    Class A (20,000,000 no par value shares authorized,
      1,977,602 outstanding)                                          --                  --                   --
  Class B (10,000,000 no par value shares authorized,
    5,625,000 outstanding)                                            --                  --                   --
                                                              ---------------------------------------------------
  Total shareholders' equity                                          --                  --                   --
                                                              ---------------------------------------------------

            TOTAL                                                  1,155              23,974               27,602
                                                              ---------------------------------------------------
            NET ASSETS IN LIQUIDATION                            $17,250             $19,521              $16,505
                                                              ---------------------------------------------------
                                                              ---------------------------------------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDUSTRIAL FUNDING CORP.                                               UNAUDITED
- - --------------------------------------------------------------------------------
Consolidated Statements of Changes in Net Assets in Liquidation

                                                            For The Three Months Ended    For The Six Months Ended
                                                                May 31,         May 31,       May 31,          May 31,
                                                            -----------     -----------   -----------      -----------
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)                       1995            1994          1995             1994
- - ----------------------------------------------------------------------------------------------------------------------
                                                            LIQUIDATION     LIQUIDATION   LIQUIDATION      LIQUIDATION
                                                                  BASIS           BASIS         BASIS            BASIS
REVENUE:
    Gain on nonperforming portfolio                                ($21)             --          ($14)              --
    Interest and dividend income                                    231            $334           523             $946
    Gain (loss) on sale of short-term investments                    21              10            89             (339)
    Unrealized loss on short-term investments                        --            (162)           --              (78)
    Insurance recovery                                              591              --           591               --
    Other revenue                                                    27              12            28               28
                                                        -------------------------------   ----------------------------

         Total revenue                                              849             194         1,217              557
                                                        -------------------------------   ----------------------------

ESTIMATED COSTS DURING LIQUIDATION                                 (175)             --          (175)          (5,451)
                                                        -------------------------------   ----------------------------

NET INCOME (LOSS)                                                   674             194         1,042           (4,894)
                                                        -------------------------------   ----------------------------
                                                        -------------------------------   ----------------------------


NET INCOME (LOSS) PER SHARE (Exhibit 11.1)                        $0.09          ($0.04)        $0.10           ($0.78)
                                                        -------------------------------   ----------------------------
                                                        -------------------------------   ----------------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDUSTRIAL FUNDING CORP.                                               UNAUDITED
- - --------------------------------------------------------------------------------
Consolidated Statements of Cash Flow

                                                                              For the Six Months Ended
                                                                               May 31,           May 31,
                                                                           -----------       -----------
(DOLLARS IN THOUSANDS)                                                            1995              1994
- - --------------------------------------------------------------------------------------------------------
                                                                           LIQUIDATION       LIQUIDATION
                                                                                 BASIS             BASIS
CASH FLOWS FROM OPERATING ACTVITIES:
   Net income (loss)                                                            $1,042           ($4,894)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
      (Increase) decrease in restricted cash                                     6,175               (10)
      (Gain) loss on sale of short-term investments                                (89)              339
      Unrealized loss on short-term investments                                     --                78
      Increase (decrease) in reserve for estimated costs during liquid            (443)            3,631
      Decrease in reserve for litigation settlement                             (5,000)               --
      Increase in other assets                                                    (613)             (161)
      Increase (decrease) in accounts payable and other liabilities               (490)              164
      Other                                                                          0               (32)
                                                                       ----------------------------------
      Total adjustments                                                           (460)            4,009
                                                                       ----------------------------------
   Net cash used in operating activities                                           582              (885)
                                                                       ----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments received on nonperforming assets                                       989             2,667
   Purchase of short-term investments                                           (6,005)          (20,351)
   Proceeds received on sale of short-term investments                           8,233            14,964
   Principal payment received on note receivable                                 3,173             3,174
   Redemption of Series A Cumulative Preferred Stock and
     accumulated dividend                                                      (20,811)               --
                                                                       ----------------------------------

   Net cash used in investing activities                                       (14,421)              454
                                                                       ----------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (13,839)             (431)
                                                                       ----------------------------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                20,754             6,586
                                                                       ----------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $6,915            $6,155
                                                                       ----------------------------------
                                                                       ----------------------------------
SUPPLEMENTAL DISCLOSURES:
   Non-cash - preferred stock dividends accreted                                  $297              $955


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

     Industrial Funding Corp. ("Industrial" or the "Company"), was incorporated in October 1989, as a holding company formed for the purpose of owning Industrial Leasing Corporation ("Industrial Leasing"). The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions and accounts have been eliminated in consolidation.

     Until May 27, 1993, the business of the Company was providing capital equipment lease financing to small businesses. At that time, the Company completed a sale of substantially all of the assets of Industrial Leasing (the "Asset Sale"), to ILC Acquisition Corp., a wholly owned subsidiary of Parrish Equipment Partner L.P. ("Parrish"), in a transaction approved by shareholders of the Company on May 17, 1993.

     Subsequent to the Asset Sale, Company activities include collection of the remaining assets, investment of its financial resources, and the management of legal proceedings against the Company that were concluded in January 1995.

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

     The Company's Plan of Dissolution and Complete Liquidation (the "Plan of Liquidation") (see NOTE 2. - Plan of Dissolution and Complete Liquidation) provides for the liquidation of all of the Company's assets. In connection with the adoption of the liquidation basis of accounting, the Company has accrued what management believes are reasonable estimates of costs to liquidate its remaining assets. The actual costs may differ significantly depending on a number of factors, including the length of time it takes to dispose of and the amount received for the remaining assets and the holding costs associated therewith, and the resolution of the claims against the Company's insurance carriers for reimbursement of legal fees and expenses related to the security litigation. Estimated costs to liquidate are reflected in the Consolidated Statement of Net Assets as "Reserve for estimated costs during the period of liquidation".

     On July 3, 1995, the Company filed form 15 with the Securities and Exchange Commission to terminate its registration under the Securities Exchange Act of 1934 pursuant to Rule 12g-4(a)(1)(i). The decision to terminate its registration is an effort by the Company to eliminate the substantial costs associated with public reporting requirements. Under Rule 12g-4, termination of registration is effective 90 days after the filing of a Form 15, unless a shorter period is determined by the Commission. Once the termination of registration is effective, the corporation will also voluntarily terminate its listing on the Nasdaq Small Capitalization Market.

     The accompanying Unaudited Consolidated Financial Statements were prepared on the liquidation basis of accounting in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). While management believes these statements reflect all necessary, normal, and recurring adjustments, including those required to present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiary at May 31, 1995 and 1994, and for the three and six

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


month periods then ended, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. Further information is contained in the annual financial statements of the Company and notes thereto, for the year ended November 30, 1994, contained in the Company's Form 10-K/A, filed with the SEC pursuant to the Securities Exchange Act of 1934. Operating results for the three and six month periods ended May 31, 1995, are not necessarily indicative of the results that may be expected for the full year. The effects of adopting the Plan of Liquidation are explained in NOTE 2. - Plan of Dissolution and Complete Liquidation.


NOTE 2.  PLAN OF DISSOLUTION AND COMPLETE LIQUIDATION

     The Board of Directors of the Company approved the Plan of Liquidation, on May 20, 1994, for submission to the shareholders of the Company. A Special Meeting of Shareholders was scheduled for August 18, 1994, for shareholders to consider approval of the Plan of Liquidation. However, on August 15, 1994, the Company reached a preliminary agreement to settle the securities class action lawsuits pending against the Company (see NOTE 3. - Commitments and Contingencies). Due to the material financial implications of this proposed settlement, the Special Meeting was adjourned. A date has not been set for the continuation of the Special Meeting.

     On April 3, 1995, a change in control of the Company occurred pursuant to the closing of the sale of 5,625,000 shares of Class B Common Stock of the Company by IFC Holdings, Inc. under the terms of a Stock Purchase Agreement, dated as of April 3, 1995, to Fir Tree Industrial, L.P., a Delaware limited partnership ("FTI"), Fir Tree Value Fund, L.P., a Delaware limited partnership ("FTV"), F/B/O Jeffrey D. Tannenbaum IRA Neuberger & Berman Custodian ("IRA"), and Quota Fund, N.V., a foreign investment company ("Quota"). FTI, FTV, IRA and Quota purchased 3,135,000, 1,125,000, 72,500 and 1,292,500 shares of the
Company's Class B Common Stock, respectively.

     The Plan of Liquidation will be effective the date on which it is approved by the shareholders. FTI, FTV, IRA and Quota, are record owners, in the aggregate, of 100 percent of the Company's Class B Common Stock, which represents 75 percent of the ownership of the Company and 96.8 percent of the outstanding Common Stock voting rights. FTV and Quota are beneficial owners, in the aggregate, of 72.7 percent of the Company's Class A Common Stock, which represents 18.2 percent of the ownership of the Company and 2.3 percent of the outstanding Common Stock voting rights. FTI, FTV, IRA and Quota accordingly have a sufficient number of votes to approve the Plan of Liquidation, regardless of the votes of any other shareholders.

     As a result of the Board's approval of the Plan of Liquidation, the Company's Consolidated Financial Statements are prepared on the liquidation basis of accounting. Accordingly, assets are valued at their estimated net realizable value, and liabilities include the estimated costs to carry out the Plan of Liquidation. The Company's financial statements for the three and six months ended May 31, 1994, has been restated to reflect the liquidation basis of accounting as of December 1, 1993.

     The net adjustment required to convert from the going concern (historical cost) basis to the liquidation basis of accounting as of December 1, 1993, was a decrease in the carrying value of net assets of $5.5 million that was included in the Consolidated Statement of Changes in Net Assets in Liquidation. This decrease in the carrying value of net assets is principally a result of recording estimated costs associated with carrying out the Plan of Liquidation.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Under the liquidation basis, the Company has accrued future liabilities associated with carrying out the Plan of Liquidation (see assumptions below). The Company has not estimated any future revenues from interest income or income associated with investment activities as such income will be recognized when realized.

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

     The Company has made the following assumptions in the valuation of the assets and liabilities of the Company on the liquidation basis of accounting:


          1) SHORT-TERM INVESTMENTS are carried at their estimated market value. No accrual has been made for future income or loss on investments.

          2) NOTE RECEIVABLE. The Company has the intent and ability to hold this receivable, acquired in connection with the Asset Sale, to maturity, which is May 27, 1996. No valuation allowance is deemed necessary. Interest income will be recognized when earned, calculated at the stated rate of 6% per annum.

          3) THE RESERVE FOR ESTIMATED COSTS DURING THE PERIOD OF LIQUIDATION represents management estimates of costs to be incurred in the future to liquidate the company. Administrative costs have been accrued through May 31, 1996, the anticipated date of the final payment on the note receivable. No costs have been accrued subsequent to May 1996, as the Company currently anticipates that all significant outstanding matters will be resolved by that time.

     All of the above assumptions may be subject to change as facts emerge and circumstances change.


NOTE 3.   COMMITMENTS AND CONTINGENCIES

     On August 15, 1994, a preliminary agreement was reached to settle the class action lawsuits. A settlement agreement was executed by the parties on October 7, 1994. The settlement was approved by the Court on December 19, 1994, and became effective January 19, 1995, at which time all claims were fully settled.

     Under the terms of the settlement, the Company contributed $5 million, without any presumption or admission of liability, of a total settlement of $10 million. The Company maintains that its litigation positions had merit, but agreed to the settlement to avoid the risk, exposure, and costs of further legal proceedings.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In connection with the securities litigation, the Company had filed a lawsuit against two insurance companies, demanding coverage against American Home Assurance Company under a directors and officers liability policy in the amount of approximately $5.0 million (Canadian), and against The Continental Insurance Company (Continental Insurance) under a general liability policy and umbrella policy of approximately $4.0 million (Canadian) and $16.0 million (Canadian), respectively.

     Continental Insurance has agreed to reimburse the Company for reasonable defense fees and expenses. The Company has submitted approximately $5.9 million of fees and expenses for reimbursement to Continental Insurance. As of May 31, 1995, Continental Insurance has reimbursed $2.2 million of legal costs which represents approximately 37 percent of the total legal costs incurred to date by the Company in defense of the class action lawsuit. The Company and Continental Insurance have agreed to negotiate the amount of the remaining reimbursement. Both parties have further agreed to submit the matter to binding arbitration if negotiations are not successful. Any additional reimbursements from Continental Insurance will be recorded as income when received.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Subsequent to the Asset Sale on May 27, 1993, the Company has made collections on its nonperforming assets and the Purchase Note, has invested its financial resources, and managed the legal proceedings against the Company. On December 6, 1994 the remaining nonperforming assets were sold at public auction.

     The Board of Directors of the Company approved the Plan of Liquidation, on May 20, 1994, for submission to the shareholders of the Company. A Special Meeting of Shareholders was scheduled for August 18, 1994, for shareholders to consider approval of the Plan of Liquidation. However, on August 15, 1994, the Company reached a preliminary agreement to settle the securities class action lawsuits pending against the Company. (See NOTE 3. - Commitments and Contingencies). Due to the material financial implications of this proposed settlement, the Special Meeting was adjourned to enable the Company to revise the Proxy Statement, and provide its shareholders with additional information concerning the terms of the proposed settlement. A date has not been set for the continuation of the Special Meeting.

     On April 3, 1995, a change in control of the Company occurred pursuant to the closing of the sale of 5,625,000 shares of Class B Common Stock of the Company by IFC Holdings, Inc. under the terms of a Stock Purchase Agreement, dated as of April 3, 1995, to Fir Tree Industrial, L.P., a Delaware limited partnership ("FTI"), Fir Tree Value Fund, L.P., a Delaware limited partnership ("FTV"), F/B/O Jeffrey D. Tannenbaum IRA Neuberger & Berman Custodian ("IRA"), and Quota Fund, N.V., a foreign investment company ("Quota"). FTI, FTV, IRA and Quota purchased 3,135,000, 1,125,000, 72,500 and 1,292,500 shares of the
Company's Class B Common Stock, respectively.

     The Plan of Liquidation will be effective the date on which it is approved by the shareholders. FTI, FTV, IRA and Quota, are record owners, in the aggregate, of 100 percent of the Company's Class B Common Stock, which represents 75 percent of the ownership of the Company and 96.8 percent of the outstanding Common Stock voting rights. FTV and Quota are beneficial owners, in the aggregate, of 72.7 percent of the Company's Class A Common Stock, which represents 18.2 percent of the ownership of the Company and 2.3 percent of the outstanding Common Stock voting rights. FTI, FTV, IRA and Quota accordingly have a sufficient number of votes to approve the Plan of Liquidation, regardless of the votes of any other shareholders. FTI, FTV, IRA and Quota have advised the Company that they will provide the Company with a proxy for those shares, to be voted by management in favor of the proposed Plan of Liquidation, and, consequently, approval of the Plan of Liquidation is assured.

     As a result of the Board's approval to adopt the Plan of Liquidation, the Financial Statements have been prepared on a liquidation basis of accounting. Accordingly, assets have been valued at their estimated net realizable value and liabilities include estimated costs to carry out the Plan of Liquidation. The net adjustment required to convert from a going concern (historical cost) basis to a liquidation basis of accounting at December 1, 1993, was a decrease in the carrying value of net assets of $5.5 million that is included in the Consolidated Statement of Changes in Net Assets in Liquidation. This decrease in the carrying value of net assets is a result of recording estimated costs to carry out the Plan. In compliance with generally accepted accounting principles, the Company has not included in this reserve future revenues from interest, investment income, or any other miscellaneous income.

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

     1. Short-term investments are carried at their estimated net realizable value. No accrual has been made for future income or loss on investments.

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

     4. The Reserve for estimated costs during the period of liquidation represents management's estimate of costs to be incurred to liquidate the Company. Estimated administrative costs have been accrued through May 31, 1996, the anticipated date of the final payment on the note receivable. No costs have been accrued subsequent to May 1996, as the Company currently anticipates all significant outstanding matters will be resolved by that time.

All of the above assumptions are subject to change should facts and circumstances change.

     On July 3, 1995, the Company filed form 15 with the Securities and Exchange Commission to terminate its registration under the Securities Exchange Act of 1934 pursuant to Rule 12g-4(a)(1)(i). The decision to terminate its registration is an effort by the Company to eliminate the substantial costs associated with public reporting requirements. Once the termination of registration is effective, the corporation will also voluntarily terminate its listing on the Nasdaq Small Capitalization Market.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 1995 COMPARED TO MAY 31, 1994

     As a result of the Board's approval of the Plan of Liquidation, the Company's financial statements, for the three months ended May 31, 1995 and 1994, have been prepared on the liquidation basis of accounting. Accordingly, assets have been valued at their estimated net realizable value and the liabilities include estimated costs to carry out the Plan of Liquidation. The Company's Net Assets in Liquidation were reduced by $5.5 million for the estimated costs to implement the Plan of Liquidation as of December 1, 1993. This amount is included in the consolidated statement of changes in net assets in liquidation.

     Revenue for the three months ended May 31, 1995, was $849,000 which consisted primarily of $591,000 from the Continental Insurance Company for the recovery of lawsuit costs as well as interest income and gains on sale of investments. This compared to $194,000 for the three months ended May 31, 1994, that consisted primarily of interest income and losses on investments

     Liquidation costs were $297,000 for the three months ended May 31, 1995, compared to $876,000 for the same period the previous year. The reserve for estimated costs during the period of liquidation at May 31, 1995, was increased $175,000 for additional insurance, estimated taxes, and operating expenses all relating to the change in ownership.

     The Company reported net income of $674,000 for the quarter ended May 31, 1995, or $.09 per common share, compared to a net income of $194,000, or $.03 per common share before dividend accretion for the same period a year ago. There was a net loss of $.04 per common share after the dividend accretion for the quarter ended May 31, 1994. (Perferred stock dividends were accreted through January 26, 1995.)


SIX MONTHS ENDED MAY 31, 1995 COMPARED TO MAY 31, 1994

     As a result of the Board's approval of the Plan of Liquidation, the Company's financial statements, for the six months ended May 31, 1995 and 1994, have been prepared on the liquidation basis of accounting. Accordingly, assets have been valued at their estimated net realizable value and the liabilities include estimated costs to carry out the Plan of Liquidation. The Company's Net Assets in Liquidation were reduced by $5.5 million for the estimated costs to implement the Plan of Liquidation as of December 1, 1993. This amount is included in the consolidated statement of changes in net assets in liquidation.

     Revenue for the six months ended May 31, 1995, was $1.2 million which consisted primarily of $591,000 from the Continental Insurance company for the recovery of lawsuit costs as well as interest income and gains on sale of investments. This compared to $557,000 for the six months ended May 31, 1994, that consisted primarily of interest income and losses on investments.

     Liquidation costs were $619,000 for the six months ended May 31, 1995, compared to $1.8 million for the same period the previous year. The reserve for estimated costs during the period of liquidation at May 31, 1995, was increased $175,000 for additional insurance, estimated taxes and operating expenses all relating to the change in ownership.

     The Company reported net income of $1 million for the six months ended May 31, 1995, or $.14 per common share before dividend accretion, compared to a net loss of $4.9 million, or a loss of $.65 per common share before dividend accretion for the same period a year ago. After dividend accretion, the Company had net income of $.10 per common share for the six months ended May 31, 1995, compared to a loss of $.78 per common share for the six months ended May 31, 1994.

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

DISTRIBUTIONS TO SHAREHOLDERS

     Although it is unable to predict the amount or timing of distributions to holders of the Company's Common Stock if the Plan of Liquidation is approved by the Company's shareholders, the Company presently estimates the total distributions may range from $2.29 to $2.76 per share based upon an analysis of the presently known assets and estimated liabilities of the Company. The distribution estimate range assumes the collection by the Company of all principal and interest under the Purchase Note, and the accuracy of the Company's assumptions regarding its reserve for estimated costs during the period of liquidation.

     The timing and amounts of such distributions will depend upon the receipt by the Company of payments of principal and interest under the Purchase Note.
As of May 31, 1995, the Purchase Note had a remaining principal balance of $6.3 million. In accordance with its terms, the remaining principal balance and interest are payable on November 27, 1995, and May 27, 1996. Additionally, the timing and amounts will be affected by the amount of defense costs reimbursed by Continental Insurance, the accuracy of the Company's assumptions regarding its Reserve for estimated costs during the period of liquidation, the absence of additional liabilities, and determinations regarding reserves to be established in connection with unknown liabilities. The amount of any distribution may vary from current estimates and the timing of any distribution may depend upon a number of factors beyond the control of the Company.


                           PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     See Note 3, Commitments and Contingencies, in Notes to the Consolidated Financial Statements, beginning on Page 8.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

8-K The Company filed a Form 8-K, related to the change in ownership, on April 14, 1995.

8-K The Company filed a Form 8-K, related to the change in its certifying accountants and a change in the board of directors, on June 14, 1995.

11.1 Exhibit 11.1 is a statement of computation of per share earnings that includes the preferred stock dividend.

27.  Financial Data Schedule

                                   SIGNATURES



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        INDUSTRIAL FUNDING CORP.
                                        (Registrant)





Date:     July 10, 1995            By:  /s/ John W. Pitt
          ----------------              -------------------------

                                        John W. Pitt
                                        Vice-President - Finance and Secretary

INDUSTRIAL FUNDING CORP.
- - --------------------------------------------------------------------------------
Exhibit 11.1

                                                            For The Three Months Ended    For The Six Months Ended
                                                                      May 31,                      May 31,
                                                            ---------------------------   ----------------------------
(Amounts In Thousands Except Per Share Data)                       1995            1994          1995             1994
- - ----------------------------------------------------------------------------------------------------------------------
                                                            LIQUIDATION     LIQUIDATION   LIQUIDATION      LIQUIDATION
                                                                  BASIS           BASIS         BASIS            BASIS
Net income (loss)                                           $       674      $      194   $     1,042       $   (4,894)
Cumulative preferred stock dividend                                   -            (477)         (297)            (955)
                                                           ------------------------------------------------------------
Earnings (loss) on common stock                             $       674      $     (283)  $       745       $   (5,849)

Average number of common
 shares outstanding                                           7,602,602       7,500,000     7,602,602        7,500,000
                                                           ------------------------------------------------------------

Earnings (loss) per common share                            $      0.09      $    (0.04)  $      0.10       $    (0.78)
                                                           ------------------------------------------------------------
                                                           ------------------------------------------------------------